Form 10-Q
period 2023-09-30
Ambrx Biopharma, Inc.
filed 2023-11-13
CIK 1990550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56600

Ambrx Biopharma, Inc.

(Exact Name of Registrant as specified in its charter)

Delaware	93-2892120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10975 North Torrey Pines Road La Jolla, California, United States	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 875-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AMAM	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 9, 2023, was 63,150,244.

AMBRX BIOPHARMA, INC.

QUARTERLY REPORT ON FORM 10-Q

i

EXPLANATORY NOTE

Ambrx Biopharma, Inc., a Delaware corporation, is the successor registrant to Ambrx Biopharma Cayman, Inc. (formerly known as Ambrx Biopharma Inc.), pursuant to the previously announced reorganization merger. Please see Note 1 to the Financial Statements included in this Quarterly Report.

SUMMARY OF RISK FACTORS

Investing in our common stock involves numerous risks, including the risks described in “Item 1A. Risk Factors” of this Quarterly Report. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects:

•
We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
•
We will need to obtain substantial additional funding to complete the development and commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.
•
We are early in our development efforts and have a limited history of conducting clinical trials to test our product candidates in humans.
•
Our business is highly dependent on our product candidates, and we must complete additional clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates for any indication. If we are unable to obtain regulatory approval for, and successfully commercialize, our product candidates, our business may be materially harmed and such failure may affect the viability of our other product candidates.
•
Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
•
Our product candidates are based on novel technologies, making it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.
•
We may encounter substantial delays in initiating or completing our clinical trials.
•
Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, clinical holds by regulatory authorities, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.
•
Interim, topline and preliminary data from our preclinical studies and clinical trials may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We rely on third parties to conduct, supervise and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.
•
We are currently party to certain in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

•
We are dependent on our license agreements and research and development agreements (“R&D Agreements”) with various partners to develop and commercialize products using our technologies in various fields and indications as well as certain of our product candidates in certain geographies. The failure to maintain our R&D Agreements with our collaboration partners or the failure of our partners to perform their obligations under our R&D Agreements with them, could negatively impact our business.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMBRX BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of USD, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,262	$55,610
Restricted cash	665	831
Marketable debt securities, available-for-sale, current portion	—	28,873
Accounts receivable, net	122	376
Prepaid expenses and other current assets	7,769	4,893
Total current assets	233,818	90,583
Marketable debt securities, available-for-sale, net of current portion	—	16,793
Property and equipment, net	2,999	3,044
Right-of-use assets, net	9,569	10,968
Intangible assets, net	24,778	25,250
Other long-term assets	336	339
Total assets	$271,500	$146,977
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,141	$3,205
Accrued liabilities	10,805	11,314
Operating lease liabilities, current portion	1,915	1,734
Deferred revenue, current portion	407	407
Total current liabilities	18,268	16,660
Operating lease liabilities, net of current portion	8,608	10,245
Deferred tax liabilities	880	880
Deferred revenue, net of current portion	1,342	1,342
Total liabilities	29,098	29,127
Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY
Ordinary shares, as converted (Note 1), par value $0.0001; 135,714,285 and 71,428,571 shares authorized at September 30, 2023 and December 31, 2022, respectively; 63,006,294 and 38,636,441 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	4
Additional paid-in capital	590,931	410,776
Accumulated other comprehensive loss	(790)	(1,302)
Accumulated deficit	(347,745)	(291,628)
Total shareholders' equity	242,402	117,850
Total liabilities and shareholders' equity	$271,500	$146,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands of USD, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$53	$1,597	$1,200	$4,509
Operating expenses:
Research and development	16,269	12,443	40,412	45,209
General and administrative	9,410	5,095	21,616	14,488
Impairment of intangible assets	—	—	—	9,660
Total operating expenses	25,679	17,538	62,028	69,357
Loss from operations	(25,626)	(15,941)	(60,828)	(64,848)
Other income (expense), net:
Investment income, net	2,400	509	4,379	732
Interest income (expense), net	326	(10)	727	(975)
Other income (expense), net	59	(126)	131	(250)
Total other income (expense), net	2,785	373	5,237	(493)
Loss before income taxes	(22,841)	(15,568)	(55,591)	(65,341)
Provision for income taxes	(148)	—	(526)	(1,716)
Net loss	$(22,989)	$(15,568)	$(56,117)	$(67,057)
Net loss per ordinary share, as converted (Note 1) —basic and diluted	$(0.37)	$(0.40)	$(1.03)	$(1.74)
Weighted-average ordinary shares, as converted (Note 1) used to compute net loss per share— basic and diluted	62,250,431	38,618,354	54,444,428	38,600,716
Other comprehensive loss, net of tax:
Net loss	$(22,989)	$(15,568)	$(56,117)	$(67,057)
Other comprehensive income (loss), net of tax:
Changes in comprehensive loss before reclassifications	23	(360)	(16)	(577)
Amounts reclassified from accumulated other comprehensive loss	140	—	528	—
Total other comprehensive income (loss)	163	(360)	512	(577)
Comprehensive loss	$(22,826)	$(15,928)	$(55,605)	$(67,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(in thousands of USD, except share data)

	For the Three Months Ended September 30, 2023
				Accumulated
	Ordinary Shares,		Additional	Other
	as converted (Note 1)		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at June 30, 2023	61,746,762	$6	$576,083	$(953)	$(324,756)	$250,380
Share-based compensation	—	—	4,154	—	—	4,154
Issuance of ordinary shares upon option exercises for cash	1,219,532	—	10,028	—	—	10,028
Issuance of ordinary shares for services	40,000	—	666	—	—	666
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	163	—	163
Net loss	—	—	—	—	(22,989)	(22,989)
Balance at September 30, 2023	63,006,294	$6	$590,931	$(790)	$(347,745)	$242,402

	For the Nine Months Ended September 30, 2023
				Accumulated
	Ordinary Shares,		Additional	Other
	as converted (Note 1)		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2022	38,636,441	$4	$410,776	$(1,302)	$(291,628)	$117,850
Share-based compensation	—	—	8,187	—	—	8,187
Issuance of ordinary shares for cash through an at-the-market offering, net of issuance costs	16,575,826	1	77,779	—	—	77,780
Issuance of ordinary shares for cash through registered direct offering with a related party, net of issuance costs	5,384,063	1	74,662	—	—	74,663
Issuance of ordinary shares upon option exercises for cash	2,299,251	—	18,070	—	—	18,070
Issuance of ordinary shares for services	110,713	—	1,457	—	—	1,457
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	512	—	512
Net loss	—	—	—	—	(56,117)	(56,117)
Balance at September 30, 2023	63,006,294	$6	$590,931	$(790)	$(347,745)	$242,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)(Continued)

(in thousands of USD, except share data)

	For the Three Months Ended September 30, 2022
				Accumulated
	Ordinary Shares,		Additional	Other
	as converted (Note 1)		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at June 30, 2022	38,618,334	$4	$408,016	$(1,007)	$(265,121)	$141,892
Share-based compensation	—	—	1,538	—	—	1,538
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	(360)	—	(360)
Net loss	—	—	—	—	(15,568)	(15,568)
Balance at September 30, 2022	38,618,334	$4	$409,554	$(1,367)	$(280,689)	$127,502

	For the Nine Months Ended September 30, 2022
				Accumulated
	Ordinary Shares,		Additional	Other
	as converted (Note 1)		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2021	38,588,629	$4	$404,385	$(790)	$(213,632)	$189,967
Share-based compensation	—	—	5,067	—	—	5,067
Issuance of ordinary shares for cash	29,705	—	102	—	—	102
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	(577)	—	(577)
Net loss	—	—	—	—	(67,057)	(67,057)
Balance at September 30, 2022	38,618,334	$4	$409,554	$(1,367)	$(280,689)	$127,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of USD)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(56,117)	$(67,057)
Noncash adjustments reconciling net loss to net cash used in operating activities:
Loss on impairment of intangible assets	—	9,660
Share-based compensation expense	9,644	5,067
Noncash lease expense	2,048	2,048
Depreciation and amortization	642	537
Realized loss on sales of marketable debt securities, available-for-sale	528	—
Amortization of intangible assets	472	895
Accretion/amortization of discounts/premiums on marketable debt securities	(328)	(290)
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable, net	254	430
Prepaid and other current assets and other long-term assets	(2,874)	(1,174)
Accounts payable	2,420	3,364
Accrued liabilities	422	(5,611)
Deferred revenue	—	(2,355)
Operating lease liabilities	(2,105)	(1,492)
Net cash used in operating activities	(44,994)	(55,972)
Cash flows from investing activities:
Purchases of marketable debt securities, available-for-sale	(40,645)	(75,431)
Sales of marketable debt securities, available-for-sale	60,725	1,982
Maturities of marketable debt securities, available-for-sale	25,900	10,000
Purchases of property and equipment	(1,081)	(1,007)
Net cash provided by (used in) investing activities	44,899	(64,456)
Cash flows from financing activities:
Proceeds from short-term bridge loan	—	166,000
Repayment of short-term bridge loan	—	(166,000)
Proceeds from directors and officers insurance premium financing agreement	—	1,831
Payments of directors and officers insurance premium financing agreement	(932)	(364)
Proceeds from issuance of ordinary shares for cash, net of issuance costs	77,780	—
Issuance of ordinary shares for cash through registered direct offering with a related party, net of issuance costs	74,663	—
Issuance of ordinary shares for cash pursuant to option exercises and employee stock purchase programs	18,070	103
Payments of costs for the issuance of ordinary shares	—	(136)
Net cash provided by (used in) financing activities	169,581	1,434
Net increase (decrease) in cash, cash equivalents and restricted cash	169,486	(118,994)
Cash, cash equivalents and restricted cash, beginning of period	56,441	170,906
Cash, cash equivalents and restricted cash, end of period	$225,927	$51,912
Supplemental information:
Cash paid for interest	$—	$963
Cash paid for income taxes	$1	$312
Noncash investment and financing activities:
Property and equipment costs in accounts payable and accrued liabilities	$7	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Ambrx Biopharma, Inc., a Delaware corporation (“Ambrx” or the “Company”), is a clinical-stage biologics company focused on discovering and developing a novel class of engineered precision biologics using its proprietary expanded genetic code technology platform that allows it to incorporate, in a site-specific manner, synthetic amino acids into proteins within living cells.

Ambrx commenced its operations in the United States in January 2003 through Ambrx, Inc., a Delaware corporation (“Ambrx US”). In May 2015, Ambrx Biopharma Cayman, Inc. (formerly known as Ambrx Biopharma Inc.) incorporated under the laws of the Cayman Islands (“Ambrx Cayman”) and became the ultimate holding company through a series of transactions. In October 2023, Ambrx became the ultimate holding company through the Merger (as defined below).

On September 11, 2023, the board of directors of Ambrx Cayman unanimously approved the merger (the “Merger”) of Ambrx Merger Sub Inc. (“Merger Sub”), a Cayman Islands exempted company and newly-formed direct wholly owned subsidiary of Ambrx, with and into Ambrx Cayman, with Ambrx Cayman surviving the Merger as a direct wholly owned subsidiary of Ambrx, on the terms of and subject to the conditions of the Agreement and Plan of Merger, dated as of September 11, 2023, by and among Ambrx, Merger Sub and Ambrx Cayman (the “Merger Agreement”). The Merger was approved by the shareholders of Ambrx Cayman at its extraordinary general meeting of shareholders held on October 10, 2023.

Each ordinary share, par value $0.0001 per share, of Ambrx Cayman (“ordinary share”) issued and outstanding immediately prior to the effective time of the Merger (including ordinary shares underlying the outstanding American Depositary Shares (“ADSs”)), was automatically converted into one-seventh (1/7) of one duly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share, of Ambrx (“common stock”). Each ADS represented seven ordinary shares, therefore, each ADS holder was entitled to receive one share of common stock for each ADS held immediately prior to the effective time of the Merger. As a result of the Merger, Ambrx became the successor issuer to Ambrx Cayman.

As a result of the Merger, shareholders of Ambrx Cayman became stockholders of Ambrx, and the rights of such stockholders are now defined by Delaware General Corporation Law, the Amended and Restated Certificate of Incorporation of Ambrx and the Amended and Restated Bylaws of Ambrx. Pursuant to the Merger Agreement, the directors and executive officers of Ambrx immediately following consummation of the Merger are the same individuals who were directors and executive officers of Ambrx Cayman immediately prior to the Merger.

As of October 11, 2023, the total amount of authorized capital stock of Ambrx was increased to 251,000,000 shares of capital stock, which consists of 250,000,000 shares of common stock and 1,000,000 shares of Ambrx preferred stock, par value $0.0001 per share (“preferred stock”). Immediately prior to the effective time of the Merger, there were 441,044,212 ordinary shares issued and outstanding, which were automatically converted into 63,006,294 shares of common stock.

In connection with the Merger, Ambrx Cayman and JPMorgan Chase Bank, N.A. (“JPM”) mutually agreed to, among other things, terminate the deposit agreement dated June 17, 2021 (the “Deposit Agreement”), by and between Ambrx Cayman and JPM, as depositary and holders and beneficial owners of Ambrx Cayman’s ADSs, and Ambrx Cayman’s ADS program was terminated upon approval of the Merger (the “ADS Program Termination”) on October 11, 2023. In connection with the ADS Program Termination, Ambrx Cayman agreed to pay JPM approximately $1.9 million in accordance with the terms of the Deposit Agreement and pursuant to an adjusted fee letter between Ambrx Cayman and JPM, dated October 24, 2023. The ADS Program Termination fees will be recorded during the fourth quarter of 2023.

On the terms of and subject to the conditions of the Merger Agreement, each option to purchase ordinary shares outstanding immediately prior to the effective time of the Merger was converted into an option to acquire a number of shares of common stock at (a) an adjusted exercise price determined by multiplying (x) the per share exercise price of options to acquire ordinary shares as of immediately prior to the effective time of the Merger by (y) seven, and rounding the resulting exercise price up to the nearest whole cent, and (b) an adjusted number of shares determined by dividing (x) the number of ordinary shares subject to such option as of immediately prior to the effective time of the Merger by (y) seven (and rounding the resulting number down to the nearest whole number of shares of common stock) (each such resulting option, a “Converted Option”). Each Converted Option is subject to substantially equivalent terms and conditions as were applicable to such corresponding option to purchase ordinary shares that was outstanding immediately prior to the effective time of the Merger. In addition, each award of restricted share units representing the right to receive ordinary shares outstanding immediately prior to the effective time of the Merger was converted into an award of restricted stock units representing the right to receive a number of shares of common stock determined by dividing (x) the number of ordinary shares subject to such award of restricted share units as of immediately prior to the effective time of the Merger by (y) seven (and rounding the resulting number down to the nearest whole number of shares of common stock) (each such resulting award of restricted stock units, a “Converted RSU Award”). Each Converted RSU award is subject to substantially equivalent terms and conditions as were applicable to such corresponding award of restricted share units representing the right to receive ordinary shares that was outstanding immediately prior to the effective time of the Merger.

As of the date of these condensed consolidated financial statements, Ambrx Cayman owned 100% of Ambrx US; Shanghai Ambrx Biopharma Company Limited, a company incorporated in China (“Ambrx Shanghai”); and Biolaxy Pharmaceutical Hong Kong Limited, a company incorporated in Hong Kong (“Ambrx HK”). Ambrx US, based in San Diego, California, owned 100% of Ambrx Australia Pty Limited, a company incorporated in Australia (“Ambrx AU”).

All ordinary share, option to purchase ordinary shares and restricted stock unit amounts, including per share amounts, presented in these consolidated financial statements have been adjusted to reflect the retroactive effect of the conversion of each ordinary share into one-seventh (1/7) of one share of common stock, the Converted Options and the Converted RSU Awards, as the case may be, as a result of the Merger.

When used in these financial statements, the terms “Ambrx,” or the “Company,” refer to Ambrx Cayman and its consolidated subsidiaries prior to the closing on October 11, 2023 of the Merger and Ambrx Biopharma, Inc. (formerly New Ambrx Biopharma Inc.), a Delaware corporation, and its consolidated subsidiaries, on and after the closing on October 11, 2023 of the Merger, unless otherwise specified or the context otherwise requires.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating currency is the U.S. dollar.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, its results of operations, equity activities and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2023 (the “Annual Report”). The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results expected for the full fiscal year or any other future interim or annual period.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its incorporation in 2015 and had an accumulated deficit of $347.7 million as of September 30, 2023. As of September 30, 2023, the Company had cash and cash equivalents of $225.3 million. Management believes its existing financial resources are sufficient to continue operating activities for at least 12 months past the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development (“R&D”) activities and market acceptance of the Company’s products, if approved.

Until such time the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through public or private equity or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. However, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, the Company may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic and geopolitical conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including from the COVID-19 pandemic and related variants, the ongoing conflict between Ukraine and Russia, the ongoing conflict between Israel and Hamas, and recent disruption in access to bank deposits and lending commitments due to bank failures earlier this year.

2.
Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the notes to the audited consolidated financial statements of the Company contained in the Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of share-based awards and marketable debt securities, available-for-sale (“MDS”), the discount rate used in estimating the present value of the right-of-use (“ROU”) assets and lease liabilities, the useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, clinical trial accruals, periods over which revenue should be recognized, deferred income taxes and related valuation allowances, and the assessment of the Company’s ability to fund its operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Due to recent disruptions in access to bank deposits and lending commitments associated with bank failures, the COVID-19 pandemic and macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2023. While there was no material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, these estimates may change, as new events occur and additional information is obtained, which could materially impact the Company’s condensed consolidated financial statements in future reporting periods.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, MDS, and accounts receivable which are generally not collateralized. Deposits in the Company’s checking and money market accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by the Securities Investor Protection Corporation. In addition, the Company maintains cash and cash equivalents in foreign bank accounts, which are not federally insured.

The Company attempts to minimize credit risk associated with its cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions. The Company’s investment portfolio is maintained in accordance with its investment policy, which is designed to preserve capital, safeguard funds and limit exposure to risk. While the Company maintains cash deposits in Federal Deposit Insurance Corporation insured financial institutions in excess of federally insured limits, it does not believe that it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on such accounts.

During the three months ended September 30, 2023, revenues from the Company’s top customer represented 100% of total revenues. During the three months ended September 30, 2022, revenues from the Company’s top three customers represented 66.2%, 14.9% and 13.6% of total revenues, respectively. During the nine months ended September 30, 2023, revenues from the Company’s top customer represented 91.7% of total revenues. During the nine months ended September 30, 2022, revenues from the Company’s top two customers represented 78.6% and 13.7% of total revenues, respectively.

As of September 30, 2023, billed accounts receivable for the top customer represented 100% of total billed receivables. As of December 31, 2022, billed accounts receivable for the top two customers represented 78.4% and 11.8% of total billed receivables, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts, U.S. government securities, certificates of deposit, money market funds and other marketable securities with original maturities of three months or less.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$225,262	$51,081
Restricted cash	665	831
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$225,927	$51,912

As of September 30, 2023 and 2022, the Company’s restricted cash consists of cash related to the Company’s clinical trials.

Accounts Receivable, Net

Accounts receivable, net, are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. As of September 30, 2023 and December 31, 2022, the Company has determined an allowance for expected credit losses is not material.

Intangible Assets, Net

The Company records its intangible assets based on their fair values at the date of acquisition. The Company’s finite lived intangible assets related to acquired technologies has estimated remaining useful lives between approximately 2.3 to 11.3 years as of September 30, 2023, and three to 12 years as of December 31, 2022. Amortization expense for the Company’s finite lived intangible assets is charged to research and development expense in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the assets’ estimated useful lives.

Impairment losses on finite-lived intangible assets are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

In the first quarter of 2022, the Company received a Notice of Termination of Collaboration and License agreement (“Relaxin”) between Bristol-Myers Squibb Company (“BMS”) and the Company (the “Relaxin Agreement”) from BMS to be effective three months from receipt of the notification. Due to this termination notice and the Company’s determination that the asset had no alternative future use, the Company concluded the net carrying value of the BMS Relaxin intangible asset was greater than its estimated fair value and therefore recorded an impairment charge of $2.5 million.

In the second quarter of 2022, the Company received verbal notification from BMS of its intent to terminate the Collaboration and License Agreement (“FGF-21”) between BMS and the Company (the “FGF-21 Agreement”), which was followed by a formal notification on July 18, 2022 to be effective three months from receipt of the formal notification date. Due to this termination notice and the Company’s determination that the asset had no alternative future use, the Company concluded the net carrying value of the BMS FGF-21 intangible asset was greater than its estimated fair value and therefore recorded an impairment charge of $7.2 million.

The Company’s intangible assets also include acquired in-process research and development (“IPR&D”) from a business combination, which is recognized as an indefinite lived intangible asset until completion or abandonment of the related R&D activities. When the related R&D activity is completed, the IPR&D intangible asset is reclassified as a finite-lived intangible asset and amortized over the remaining useful life. The Company’s acquired IPR&D is tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.

While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes future cash flows to be generated by its remaining long-lived assets support the carrying value. There were no impairment charges recognized during the three and nine months ended September 30, 2023.

Net Loss Per Ordinary Share, As Converted (Note 1)

Basic net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per ordinary share is computed by dividing the weighted-average number of ordinary shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect was anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

For the periods presented, the following table presents potentially dilutive securities, excluded from the computation of diluted net loss per ordinary share:

	Three and Nine Months Ended September 30,
	2023	2022
Outstanding stock options, as converted (Note 1)	6,790,557	5,516,952
Outstanding RSUs, as converted (Note 1)	612,258	—
Total	7,402,815	5,516,952

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSU”) is based on the closing price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation expense on a straight-line basis based upon the grant date fair value. The Company recognizes the effect of forfeitures in compensation cost in the period that the award was forfeited. See Note 11—Share-Based Compensation for information on the assumptions used in determining the grant date fair value of option awards.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards and any issued but not yet effective standards will not have a material impact on its condensed consolidated financial statements upon adoption.

3.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid R&D costs(1)	$3,721	$1,476
Tax receivable	2,235	1,506
Prepaid insurance and service contracts	1,008	1,424
Other	805	487
Total	$7,769	$4,893

__________

(1)
Includes $79 and $14 of prepaid R&D costs due to related parties as of September 30, 2023 and December 31, 2022, respectively.

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$8,084	$7,559
Computers, software and office equipment	523	512
Leasehold improvements	506	467
Office furniture and fixtures	130	123
	9,243	8,661
Accumulated depreciation and amortization	(6,244)	(5,617)
Total	$2,999	$3,044

Depreciation and amortization expense related to property and equipment totaled $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.6 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued R&D costs(1)	$3,997	$4,069
Accrued compensation	3,536	3,494
Accrued audit, tax and filing fees	2,252	1,703
Accrued directors and officers insurance premium financing obligation(2)	—	926
Accrued other	1,020	1,122
Total	$10,805	$11,314

__________

(1)
Includes $114 and $99 of accrued R&D costs due to related parties as of September 30, 2023 and December 31, 2022, respectively.
(2)
Represents the remaining balance due at December 31, 2022 under the Company’s insurance premium financing agreement, which was payable in equal monthly installments through May 2023 and bore interest at approximately 3.4% per annum.

Accumulated Other Comprehensive Loss

The following table provides a reconciliation of the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Foreign Currency Items	Unrealized Gains and Losses on MDS	Total	Foreign Currency Items	Unrealized Gains and Losses on MDS	Total
Balance at beginning of period	$(790)	$(163)	$(953)	$(790)	$(512)	$(1,302)
Changes in comprehensive loss before reclassifications	—	23	23	—	(16)	(16)
Amounts reclassified from accumulated other comprehensive loss	—	140	140	—	528	528
Total other comprehensive income	—	163	163	—	512	512
Balance at end of period	$(790)	$—	$(790)	$(790)	$—	$(790)

The following table provides a reconciliation of the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Foreign Currency Items	Unrealized Losses on MDS	Total	Foreign Currency Items	Unrealized Losses on MDS	Total
Balance at beginning of period	$(790)	$(217)	$(1,007)	$(790)	$—	$(790)
Changes in comprehensive loss before reclassifications	—	(360)	(360)	—	(577)	(577)
Total other comprehensive loss	—	(360)	(360)	—	(577)	(577)
Balance at end of period	$(790)	$(577)	$(1,367)	$(790)	$(577)	$(1,367)

4.
Intangible Assets, Net

Intangible assets, net, consist of the following (in thousands, except years):

	As of September 30, 2023
	Weighted- Average Remaining Contractual Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Acquired technologies	8.3	$7,410	$(3,572)	$3,838
IPR&D		20,940	—	$20,940
Total		$28,350	$(3,572)	$24,778

Intangible assets, net, consist of the following (in thousands, except years):

	As of December 31, 2022
	Weighted- Average Remaining Contractual Life (In Years)	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Intangible Assets, Net
Acquired technologies	8.8	$24,330	$(9,660)	$(10,360)	$4,310
IPR&D		20,940	—	—	$20,940
Total		$45,270	$(9,660)	$(10,360)	$25,250

__________

(1)
Includes the impairment of BMS Relaxin and BMS FGF-21 intangible assets, as more fully described within the Intangible Assets, Net subsection of Note 2—Summary of Significant Accounting Policies. These intangible asset impairments are presented in the condensed consolidated statements of operations and comprehensive loss as impairment of intangible assets within operating activities.

Amortization expense related to intangible assets totaled $0.2 million in each of the three months ended September 30, 2023 and 2022, and $0.5 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

5.
Marketable Debt Securities, Available-for-Sale

There were no investments classified as MDS as of September 30, 2023.

The following table summarizes the Company’s MDS as of December 31, 2022 (in thousands, except years):

	Weighted Average Remaining Contractual Life (In Years)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Commercial paper	1 or less	$15,803	$1	$(23)	$15,781
Certificates of deposit	1 or less	7,500	2	(25)	7,477
U.S. government securities	1 or less	5,001	—	(30)	4,971
Corporate bonds	1 or less	646	—	(2)	644
Total Marketable debt securities, available-for-sale	1 or less	$28,950	$3	$(80)	$28,873
Classified as non-current assets:
U.S. government securities	1.4	$6,979	$—	$(184)	$6,795
Corporate bonds	1.5	6,824	—	(192)	6,632
Asset backed securities	1.8	2,999	—	(45)	2,954
Non-U.S. government securities	1.5	423	—	(11)	412
Total Marketable debt securities, available- for-sale, net of current portion	1.5	$17,225	$—	$(432)	$16,793
Total	0.7	$46,175	$3	$(512)	$45,666

As of December 31, 2022, the Company had $0.2 million of accrued interest on MDS included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022, aggregated by investment category for MDS that had been in a continuous loss position for less than 12 months and for more than 12 months (in thousands):

	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2022
Commercial paper	$12,803	$(22)	$—	$—
U.S. government securities	11,765	(216)	—	—
Corporate bonds	7,276	(193)	—	—
Certificates of deposit	2,975	(25)	—	—
Asset backed securities	2,954	(45)	—	—
Non-U.S. government securities	412	(11)	—	—
Total	$38,185	$(512)	$—	$—

Investment income, net

Investment income, net, which includes income from the Company’s MDS as well as investments in money market funds and other securities included in cash equivalents, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income	$195	$218	$764	$365
Accretion/amortization of discounts/premiums	2,345	291	4,143	367
Realized (losses) gains, net	(140)	—	(528)	—
Investment income, net	$2,400	$509	$4,379	$732

6.
Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. government securities	$178,937	$—	$178,937	$—
Certificates of deposit	24,000	—	24,000	—
Money market funds	17,137	17,137	—	—
Total cash equivalents	$220,074	$17,137	$202,937	$—

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
Certificates of deposit	$24,000	$—	$24,000	$—
Commercial paper	15,352	—	15,352	$—
Money market funds	12,743	12,743	—	—
Total cash equivalents	$52,095	$12,743	$39,352	$—
Marketable debt securities, available-for-sale:
Commercial paper	$15,781	$—	$15,781	$—
Certificates of deposit	7,477	—	7,477	—
U.S. government securities	4,971	—	4,971	—
Corporate bonds	644	—	644	—
Total Marketable debt securities, available-for-sale	$28,873	$—	$28,873	$—
Marketable debt securities, available-for-sale, net of current portion:
U.S. government securities	$6,795	$—	$6,795	$—
Corporate bonds	6,632	—	6,632	—
Asset backed securities	2,954	—	2,954	—
Non-U.S. government securities	412	—	412	—
Total Marketable debt securities, available-for-sale, net of current portion	$16,793	$—	$16,793	$—

As of and for the periods ended September 30, 2023 and December 31, 2022, the Company had no assets or liabilities measured on a non-recurring basis, and no liabilities measured at fair value on a recurring basis. During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers into or out of Level 3 of the fair value hierarchy.

7.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Indemnification

In accordance with the Company’s amended and restated memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

8.
Leases

The Company has operating leases for its corporate offices and certain equipment. The leases have remaining lease terms of approximately less than one to four years. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company did not acquire any new ROU assets or lease liabilities.

The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expenses R&D:
Operating lease costs	$546	$553	$1,647	$1,666
Variable lease costs(1)	325	312	1,110	763
Operating lease expenses G&A:
Operating lease costs	135	129	398	379
Variable lease costs(1)	94	59	282	160
Total operating leases expense	$1,100	$1,053	$3,437	$2,968

____________

(1)
Includes short-term lease costs which are immaterial.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (in thousands)	$701	$689	$2,105	$1,492
Weighted-average remaining lease term in years	4.2	5.2	4.2	5.2
Weighted-average discount rate	7.63%	7.63%	7.63%	7.63%

9.
Shareholders' Equity

Ordinary Shares

In June 2021, Ambrx Cayman completed its initial public offering of ADSs. Each ADS represented seven ordinary shares of Ambrx Cayman. As a result of the Merger described in Note 1, each ordinary share issued and outstanding immediately prior to the effective time of the Merger (including ordinary shares underlying the outstanding ADSs), were automatically converted into one-seventh (1/7) of one duly issued, fully paid and non-assessable share of common stock. All ordinary shares and per share amounts presented in these condensed consolidated financial statements have been adjusted to reflect the retroactive effect of the automatic conversion of each ordinary share into one-seventh (1/7) of one share of common stock as a result of the Merger.

Securities Purchase Agreement

On May 23, 2023, the Company entered into a securities purchase agreement with a related party, pursuant to which the Company offered and sold 5,384,063 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, at a selling price of $13.93 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger, for gross proceeds of approximately $75.0 million, less expenses of approximately $0.3 million, for net proceeds of approximately $74.7 million. There were no underwriting or placement agent fees associated with this offering. The offering price of $13.93 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger, was based on the 5‑day trailing variable weighted-average price of the Company’s ADSs immediately prior to the agreement date. Upon the satisfaction of all closing conditions, the offering closed on June 27, 2023.

At-the-Market Offering Agreement

On July 29, 2022, the Company entered into a sales agreement with Cowen and Company LLC, pursuant to which the Company was able to offer and sell ordinary shares having an aggregate offering price of up to $80.0 million (the “ATM Program”). During the first quarter of 2023, the Company issued and sold 16,575,826 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, at an average selling price of $4.83 per share, as converted to reflect the exchange ratio effectuated in the Merger, for gross proceeds of approximately $80.0 million, less sales commissions and expenses of approximately $2.2 million, for net proceeds of approximately $77.8 million. Accordingly, as of March 10, 2023, the ATM Program is complete.

Other Share Issuances

During the three and nine months ended September 30, 2023, the Company issued a total of 40,000 and 110,713 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, respectively, valued at $0.7 million and $1.5 million, respectively, to service providers in lieu of cash.

Amended and Restated Certificate of Incorporation

On October 11, 2023, the Company filed an Amended and Restated Certificate of Incorporation, pursuant to which, among other things, the Company’s authorized capital stock was increased to 251,000,000 shares of capital stock, which consists of 250,000,000 shares of common stock and 1,000,000 shares of preferred stock. The number of authorized shares of any class may be increased or decreased by an amendment to the Company’s certificate of incorporation proposed by its board of directors and approved by a majority of voting shares voted on the issue at the meeting at which a quorum exists.

10.
Revenues

During the three and nine months ended September 30, 2023 and 2022, the Company recognized revenue over time under each of its R&D Agreements as its performance obligations were satisfied. Variable consideration, such as development and regulatory milestones previously constrained is recognized to the extent a significant revenue reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue recognized was earned under the Company’s R&D Agreements and is summarized below based on the nature of payment type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Transfer of Goods or Services	2023	2022	2023	2022
Over time:
Reimbursements	$53	$216	$94	$384
License fees	—	693	—	2,140
R&D services	—	688	6	1,985
Point in time:
Milestones	—	—	1,100	—
Total revenues	$53	$1,597	$1,200	$4,509

During the nine months ended September 30, 2023, the Company recognized milestone revenue of $1.1 million from performance obligations satisfied (or partially satisfied) pursuant to an agreement with BMS. The Company did not recognize any revenue from performance obligations satisfied (or partially satisfied) during the three and nine months ended September 30, 2022.

Remaining Performance Obligations and Deferred Revenue

As of September 30, 2023, the Company had no unsatisfied remaining performance obligations for minimum full-time equivalent (“FTE”) services under its R&D Agreements.

In each of the periods ended September 30, 2023 and December 31, 2022, the Company had deferred revenue of $1.7 million, which was primarily related to (i) the combined performance obligation for transfer of the Company’s license and R&D services and (ii) conducting R&D activities which are a separate performance obligation in the Company’s contracts pursuant to research plans under the R&D agreements. The Company anticipates that the remaining performance obligations as of September 30, 2023 will be satisfied over the next 3.5 to four years.

Zhejiang Medicine Co. Ltd. (“ZMC”)

In June 2013, the Company entered into a co-development and license agreement with ZMC to develop and commercialize ARX788 (the “ZMC Agreement”). In March 2019, the ZMC Agreement was transferred to NovoCodex Biopharmaceutical Ltd (“NovoCodex”), a subsidiary of ZMC. Under the ZMC Agreement, both companies will continue the development of ARX788. ZMC is responsible, at its sole expense, for making commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the licensed products in China and fund the development of the product in Australia or other jurisdictions approved by a joint steering committee through Phase 1 clinical trials. ZMC will receive commercial rights in China while Ambrx retains commercial rights outside of China and will receive low double-digit tiered royalties on sales of the product in China.

Under the terms of the ZMC Agreement, as amended, ZMC received an exclusive right and license for the prevention, and treatment of human diseases and conditions associated with αHer2 with the right to grant sublicenses under the Company’s existing patents and know how. Under the agreement, the Company is entitled to receive tiered royalties as high as mid-teens range on aggregate net sales of ARX788 in the People’s Republic of China (“PRC”). The Company will be entitled to receive these royalties until the later of the expiration of the applicable patent rights or 20 years after the first commercial sale of the product in the PRC. In addition, the Company is obligated to pay royalties in a mid-single digit to low-teens percentage range of any sublicensing profit that the Company may receive outside of the PRC, depending on what phase of clinical development has been completed at the time of transfer, or a low single digit percentage range on any net sales that the Company or its successors may receive from sales of ARX788 outside of the PRC, if the market authorization of ARX788 is based on Phase 1 clinical data obtained during the Company’s collaboration with ZMC.

BeiGene Ltd. (“BeiGene”)

In March 2019, the Company entered into a collaboration and exclusive license agreement with BeiGene for the development and commercialization of next-generation biologics drugs (the “BeiGene Agreement”) and received an upfront license payment to fund the initial discovery and research activities of $10.0 million. Under the terms of the BeiGene Agreement, BeiGene will have worldwide rights to develop and commercialize any drug products resulting from the collaboration. BeiGene may terminate the BeiGene Agreement upon three months’ written notice. The Company or BeiGene may terminate the BeiGene Agreement for cause for safety reasons or upon other party’s material breach that remains uncured after receipt of notice thereof, or upon certain bankruptcy or insolvency proceedings. The Company may also terminate the BeiGene Agreement for cause due to BeiGene’s failure to use commercially reasonable efforts in the development and commercialization of products.

In November 2022, the Company received notification from BeiGene of its intent to terminate the HER-3 anti-body drug conjugate (“ADC”) research program, effective January 23, 2023 (the “BeiGene Notification”). Prior to receipt of the BeiGene Notification, deferred revenue would have been recognized through February 2023. However, the BeiGene Notification resulted in a re-evaluation of the measure of progress for the program and the Company accelerating revenue recognition associated with the remaining deferred revenue as of the notification date.

In March 2023, the Company and BeiGene extended the initial research term for an additional two years.

NovoCodex Biopharmaceuticals Ltd. (“NovoCodex”)

In October 2019, the Company entered into a co-development and commercialization agreement with NovoCodex, a majority owned company of ZMC to develop and commercialize Ambrx’s internally developed site-specific ADCs (the “NovoCodex Agreement”), and received an upfront, non-refundable, and non-creditable payment of $2.0 million. The license to the Company’s intellectual property and R&D services performed by the Company until the initial manufacturing run or technology transfer are combined as a single performance obligation. R&D services performed after the initial manufacturing run or technology transfer are considered to represent a separate performance obligation. NovoCodex may terminate the NovoCodex Agreement upon six months written notice. The Company or NovoCodex may terminate the NovoCodex Agreement for cause for safety reasons or upon other party’s material breach that remains uncured after receipt of notice thereof, or upon certain bankruptcy or insolvency proceedings. The Company may also terminate the NovoCodex Agreement for cause due to NovoCodex’s failure to use commercially reasonable efforts in the development and commercialization of products.

Under the terms of the NovoCodex Agreement, NovoCodex is responsible for developing and commercializing ARX305 in China while Ambrx is responsible for developing and commercializing ARX305 outside of China. NovoCodex will fund global development activities through the end of Phase 1 clinical trials. The Company is eligible to receive payments for R&D services for a minimum of one FTE based on the annual rate defined in the agreement. In addition, the Company is eligible to receive milestone payments upon achievement of certain clinical development milestones. During the fourth quarter of 2022, the Company recognized milestone revenue of $1.0 million upon dosing of the first patient with ARX305 pursuant to the NovoCodex Agreement. The Company is also eligible to receive tiered royalties on a product-by-product basis on aggregate worldwide net sales of each product. NovoCodex is also eligible to share in a portion of ARX305 product sales outside of China. In the event the Company transfers or licenses the Phase 1 clinical data to a third party, NovoCodex is entitled to royalties on aggregate net sales of ARX305 outside of China.

Since inception and through September 30, 2023, the Company has identified two performance obligations for all promises under the NovoCodex Agreement. Accordingly, the Company recognizes revenue for the transaction price based upon efforts or inputs to satisfy its performance obligations relative to the total expected inputs. Due to the uncertainty in the achievement of the development milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates are re-assessed at each reporting period.

Sino Biopharmaceutical Co., Ltd. (“Sino Biopharma”)

In January 2020, the Company entered into a co-development and license agreement with Sino Biopharma pursuant to which the Company (i) assigned to Sino Biopharma existing and future patent rights in the People’s Republic of China (inclusive of Hong Kong, Macau and Taiwan, the Sino Territory) to ARX822 and ARX102 (each a preclinical compound) and (ii) granted exclusive rights and licenses in the Sino Territory to develop and manufacture ARX822 and ARX102 (the “Sino Agreement”). Sino Biopharma is solely responsible, at its own expense, for marketing, selling, offering for sale, distributing, promoting and otherwise commercializing the products in the Sino Territory and costs associated with Investigational New Drug (“IND”) enabling activities and for providing the Company with study drug for up to 100 patients enrolled in a Phase 1 clinical trial for each of ARX822 and ARX102, if any. Sino Biopharma may terminate the Sino Agreement upon six-months’ written notice.

Under the terms of the Sino Agreement, the Company received an upfront payment of $10.0 million, which is no longer subject to refund. The Company is also eligible to receive milestone payments upon achievement of certain potential development and regulatory milestones for each program. In the fourth quarter of 2022, Sino completed its IND enabling activities associated with ARX102, at which time the Company fully recognized all previously deferred revenue associated with this compound. In 2022, at Sino’s request the Company has temporarily suspended development of ARX822.

Since inception and through September 30, 2023, the Company has identified one performance obligation per each preclinical compound for all promises under the agreement. Accordingly, the Company recognizes revenue for the transaction price based upon efforts or inputs to satisfy its performance obligations relative to the total expected inputs. Due to the uncertainty in the achievement of the development and regulatory milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates are re-assessed at each reporting period.

Contract Assets and Liabilities

Contract balances are as follows (in thousands):

	September 30, 2023	December 31, 2022
Receivables, included in accounts receivable, net	$122	$376
Contract liabilities, included in deferred revenue, current and deferred revenue net of current portion	$1,749	$1,749

11.
Share-Based Compensation

Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense:
Stock options	$3,212	$1,538	$6,908	$5,067
RSUs	942	—	1,279	—
Issuance of ordinary shares for services (see Note 9)	666	—	1,457	—
	$4,820	$1,538	$9,644	$5,067
Share-based compensation expense in operating expenses:
Research and development	$1,665	$921	$4,383	$3,143
General and administrative	3,155	617	5,261	1,924
	$4,820	$1,538	$9,644	$5,067

Stock Options

The following table summarizes option activity for the periods presented, excluding options granted and canceled as part of the option repricing discussed below:

	Total Options, as converted (Note 1)	Weighted- Average Exercise Price, as converted (Note 1)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	5,587,892	$7.76	$1,088	5.4
Granted	4,042,803	$10.70
Exercised	(2,299,251)	$7.86
Forfeited/expired	(540,887)	$7.01
Outstanding at September 30, 2023	6,790,557	$7.02	$39,113	8.4
Vested and exercisable at September 30, 2023	1,582,502	$2.18	$15,198	7.7

Cash proceeds received from stock option exercises during the nine months ended September 30, 2023 totaled $18.1 million. The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $12.5 million. There were no option exercises during the nine months ended September 30, 2022.

As of September 30, 2023, unrecognized compensation cost related to outstanding stock options was $34.6 million, which is expected to be recognized over a remaining weighted-average term of 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of option grants were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Expected term (in years)	5.9	5.9
Risk-free interest rate	3.9%	2.3%
Expected volatility	86.9%	80.2%
Dividend yield	—	—
Weighted-average grant date fair value. as converted (Note 1)	$7.95	$2.92

Option Repricing

On January 27, 2023, the compensation committee of the board of directors of the Company approved an option repricing program (the “Option Repricing”) to permit the Company to reprice all underwater options to purchase the Company’s common stock held by its employees (including an officer of the Company), non-employee directors and consultants providing services as of January 27, 2023. Under the Option Repricing, options with an exercise price above $1.96 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger, representing an aggregate of 2,612,044 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, or approximately 53.2% of the total options outstanding as of January 27, 2023, were amended to reduce such exercise price to $1.96 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger. The Option Repricing resulted in additional compensation expense of $1.2 million, including $0.1 million and $0.8 million that was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the periods presented:

	Number of Units, as converted (Note 1)	Weighted- Average Grant Date Fair Value, as converted (Note 1)
Non-vested balance at December 31, 2022	—	$—
Granted	612,258	$9.70
Non-vested balance at September 30, 2023	612,258	$9.70

As of September 30, 2023, unrecognized compensation costs related to non-vested RSUs was $4.7 million, which is expected to be recognized over a remaining weighted-average term of 2.4 years.

Employee Share Purchase Plan

During the nine months ended September 30, 2022, there were 29,705 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, issued pursuant to the Company’s employee stock purchase plan (the “ESPP”) for gross proceeds in each period of approximately $0.1 million.

No ordinary shares were issued during the three months ended September 30, 2022.

The ESPP was suspended indefinitely, effective December 16, 2022, and as such, as of September 30, 2023 and December 31, 2022, there was no unrecognized share-based compensation expense related to the ESPP.

12.
Related Party Transactions

In the ordinary course of business, the Company has related party transactions with affiliates of a noncontrolling shareholder. The following tables present the Company’s activities with affiliates of the noncontrolling shareholders (in thousands):

	September 30, 2023	December 31, 2022
Balances:
Prepaid R&D expenses	$79	$14
Accounts payable	$82	$352
Accrued liabilities	$114	$99

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Activity:
Amounts paid	$152	$90	$662	$359
R&D expense recognized	$248	$207	$342	$676

As more fully described within the Securities Purchase Agreement subsection of Note 9, Shareholders’ Equity, during the second quarter of 2023, the Company entered into a securities purchase agreement with a significant shareholder, pursuant to which the Company issued 5,384,063 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, for net proceeds of approximately $74.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10‑Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10‑K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2023.

This Quarterly Report on Form 10‑Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Item 1A. Risk Factors” under Item 1A of Part II below. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a clinical-stage biologics company focused on discovering and developing a novel class of engineered precision biologics (“EPBs”) using our proprietary expanded genetic code technology platform that allows us to incorporate, in a site-specific manner, synthetic amino acids (“SAAs”) into proteins within living cells. Our product candidates are designed to overcome the inherent limitations of conventional conjugation approaches that use natural amino acids for non-site-specific conjugation, offering potential safety and efficacy benefits to treat patients across multiple therapeutic areas. We believe that our technology allows us to engineer a single optimized structure by designing the conjugation chemistries, selecting the precise number of amino acids and conjugation positions in the protein, and expanding the types of payloads that can be conjugated. Our precision engineering capabilities and the broad applicability of our expanded genetic code technology platform have the potential to enhance and enable the therapeutic functions of conventional biologics and bio-conjugates.

Our SAA incorporation technology is designed to develop a wide array of product candidate modalities, such as antibody-drug conjugates (“ADCs”), immuno-oncology conjugate (“IOC”), bispecific antibodies, PEGylated peptides, modified cytokines and immuno-stimulating antibody conjugates (“ISACs”).

Our primary focus is on the ADC modality and our two lead-ADC product candidates in clinical development, ARX788 and ARX517. ARX788 is an anti-HER2 ADC currently being investigated in multiple clinical trials sponsored by us and a partner for the treatment of HER2-positive metastatic breast cancer and gastric cancer, and ARX517 is an anti-prostate-specific membrane antigen (“PSMA”) ADC currently being investigated in an ongoing first-in-human dose escalation and dose expansion Phase 1/2 clinical trial named APEX‑01 in patients with metastatic castration-resistant prostate cancer (“mCRPC”) who are resistant or refractory to standard therapies.

Our most advanced product candidate, ARX788, is an anti-HER2 ADC currently being studied in breast, gastric and other solid tumor trials. In January 2021, we received “Fast Track” designation from the U.S. Food and Drug Administration (the “FDA”) for ARX788 as a monotherapy for the treatment of HER2-positive metastatic breast cancer patients who have received one or more prior anti-HER2-based regimens in the metastatic setting. We are currently conducting a study entitled ACE‑Breast‑03, previously a large global Phase 2 study of patients with HER2-positive metastatic breast cancer whose disease is resistant or refractory to T-DM1 (Kadcyla®), and/or T-DXd (Enhertu®), and/or T-DXd tucatinib-containing regimens, that was amended to be a Phase 2 signal-finding study of approximately 45 HER2-positive patients in the post- or T-DXd metastatic breast cancer patient population in the United States and is currently screening patients for enrollment.

ARX788 is also currently being assessed in the I‑SPY 2 Trial as a single agent in patients with HER2-positive early-stage breast cancer in the neoadjuvant setting. The I‑SPY 2 Trial has tested over 20 unique investigational agents using the early surrogate efficacy endpoint of pathological complete response. Based on successful completion of an interim review, the I‑SPY 2 Trial agreed to continue enrollment for a total of up to 100 patients.

The most advanced trial related to ARX788, ACE-Breast-02, is a Phase 3 clinical trial for HER2-positive metastatic breast cancer being conducted in China by our partner, NovoCodex Biopharmaceuticals Ltd. (“NovoCodex”), a subsidiary of Zhejiang Medicine Co. Ltd. The primary endpoint of ACE‑Breast‑02 was progression free survival (“PFS”) based on Blinded Independent Review Committee assessment. An interim analysis was conducted by an Independent Data Monitoring Committee (“IDMC”), when two-thirds (2/3) of the PFS events occurred. The IDMC determined that the study met its pre-specified interim primary efficacy endpoint with statistical significance, demonstrating a greater PFS benefit compared to the control, and NovoCodex has submitted a communication application to seek marketing approval in China pending discussion with the China National Medical Products Administration (“NMPA”).

We are also conducting a study named ACE‑Pan‑Tumor‑01, an ongoing Phase 1 dose escalation and expansion trial in the United States and Australia for patients who have various tumors with HER2 expression, including advanced HER2-positive and HER2-low expressing breast cancer. Safety data from this study have been submitted in abstract form to the San Antonio Breast Cancer Symposium (“SABCS”) and we expect to present such results during SABCS in December 2023.

Our second most advanced ADC candidate, ARX517, is a fully humanized anti-PSMA ADC, currently being studied in APEX‑01, a first-in-human multicenter, open-label Phase 1/2 dose escalation and dose expansion study for the treatment of mCRPC. To be eligible for APEX‑01, patients with mCRPC had to satisfy certain criteria, including receiving at least two prior FDA-approved therapies for metastatic disease, with at least one being a second generation androgen receptor pathway inhibitor (“ARPI”), and who have met at least one of the following three criteria: prostate-specific antigen (“PSA”) progression defined by a minimum of two rising PSA values, radiographic progression by RECIST v1.1, and/or disease progression by the presence of new bone lesions. The two primary objectives of APEX‑01 are to analyze the safety and tolerability of ARX517 and establish a recommended Phase 2 dose. Secondary objectives include (a) measuring the radiographic and PSA responses and the related pharmacokinetics (“PK”) and (b) determining the preliminary activity of ARX517 in the treatment of prostate cancer. The dose escalation portion of APEX‑01 evaluated dose levels from 0.32 mg/kg (Cohort 1) to 3.40 mg/kg (Cohort 9) and we have begun dose expansion into putative recommended Phase 2 dose (“RP2D”) levels. Following dose expansion and after reviewing data from the Phase 1 dose escalation and dose expansion portion of the study, RP2D levels will be selected for evaluation in a Phase 2 study.

In July 2023, we received “Fast Track” designation from the FDA for ARX517 as a potential treatment for patients with mCRPC upon progression on an ARPI. In October 2023, we reported preliminary safety, efficacy and PK data from APEX‑01 at the 2023 European Society for Medical Oncology Congress 2023 meeting. Such preliminary safety and efficacy results included (1) multiple efficacy endpoints demonstrating consistent and promising anti-cancer activity at therapeutic doses of 2.0–2.88 mg/kg (Cohorts 6-8) in heavily pretreated patients (median of 4 and maximum of 13 prior lines of therapy) and (2) a strong and highly differentiated safety profile observed across 65 patients at all dose levels with no treatment-related serious adverse events or dose limiting toxicities. Such preliminary PK data included strong ADC stability demonstrated by (1) virtually overlapping total antibody and ADC PK concentration time curves and (2) results showing ARX517 does not prematurely release its payload, which maximizes delivery of its cytotoxic payload to PSMA-expressing cancer cells. We will continue to evaluate ARX517 throughout the ongoing APEX‑01 study and expect to provide further updated data from the study in 2024.

Within our ADC franchise, while not currently our primary focus, we are also developing earlier-stage ADC product candidates, including, but not limited to ARX305, an anti-CD70 ADC clinical product candidate for the treatment of renal cell carcinoma and other cancers and ARX622, a HER2-directed, site-specific TLR7 agonist immune-stimulatory ADC currently being evaluated in preclinical research. The investigational new drug application (“IND”) for ARX305 received FDA clearance in February 2022. NovoCodex is our commercial and development partner in China for ARX305, where we may use data generated by it to support our clinical development and regulatory filings. ARX622 was engineered using a similar stability of conjugation strategy to Ambrx ADCs and displays conditional immune activation in HER2+ tumor microenvironments with minimal systemic effects and extended PK compared to random cysteine conjugates containing the same payload. Preclinical findings demonstrated ARX622 monotherapy induces complete regression of large, established tumors, immunologic memory-based protection against subsequent HER2-negative tumor variant growth, is efficacious in large tumors that progress through HER2 mAb or ADC treatment, and displays additivity in combination with HER2-targeted ADCs. We maintain a pipeline of additional potential ADCs targeting many other proteins commonly expressed in cancer cells.

Additionally, our IOC franchise consists of product candidates targeting broad immuno-oncology applications. These candidates include ARX102, a smart PEG-IL-2cytokine. Our partner, Sino Biopharmaceutical Limited has submitted its IND for ARX102 to the NMPA.

In connection with our pipeline programs and platform technologies, we own or control over 800 issued patents and pending patent applications.

Reorganization Merger

On September 11, 2023, the board of directors of Ambrx Cayman unanimously approved the merger (the “Merger”) of Ambrx Merger Sub Inc. (“Merger Sub”), a Cayman Islands exempted company and newly-formed direct wholly owned subsidiary of Ambrx Biopharma, Inc., a Delaware corporation and newly-formed direct wholly owned subsidiary of Ambrx Cayman (“Ambrx”), with and into Ambrx Cayman, with Ambrx Cayman surviving the Merger as a direct wholly owned subsidiary of Ambrx, on the terms of and subject to the conditions of the Agreement and Plan of Merger, dated as of September 11, 2023, by and among Ambrx Biopharma, Inc., Merger Sub and Ambrx Cayman (the “Merger Agreement”). The Merger was approved by the shareholders of Ambrx Cayman at its extraordinary general meeting of shareholders held on October 10, 2023.

Each ordinary share, par value $0.0001 per share, of Ambrx Cayman (“ordinary share”) issued and outstanding immediately prior to the effective time of the Merger (including ordinary shares underlying the outstanding American Depositary Shares (“ADSs”)), was automatically converted into one-seventh (1/7) of one duly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share, of Ambrx (“common stock”). Each ADS represented seven ordinary shares, therefore, each ADS holder was entitled to receive one share of common stock for each ADS held immediately prior to the effective time of the Merger. As a result of the Merger, Ambrx. became the successor issuer to Ambrx Cayman.

As a result of the Merger, shareholders of Ambrx Cayman became stockholders of Ambrx, and the rights of such stockholders are now defined by Delaware General Corporation Law, the Amended and Restated Certificate of Incorporation of Ambrx and the Amended and Restated Bylaws of Ambrx. Pursuant to the Merger Agreement, the directors and executive officers of Ambrx immediately following consummation of the Merger are the same individuals who were directors and executive officers of Ambrx Cayman immediately prior to the Merger.

As of October 11, 2023, the total amount of authorized capital stock of Ambrx was increased to 251,000,000 shares of capital stock, which consists of 250,000,000 shares of common stock, and 1,000,000 shares of Ambrx Biopharma, Inc. preferred stock, par value $0.0001 per share (“preferred stock”). Immediately prior to the effective time of the Merger, there were 441,044,212 ordinary shares issued and outstanding, which were automatically converted into 63,006,294 shares of common stock.

In connection with the Merger, Ambrx Cayman and JPMorgan Chase Bank, N.A. (“JPM”) mutually agreed to, among other things, terminate the deposit agreement dated June 17, 2021 (the “Deposit Agreement”), by and between Ambrx Cayman and JPM, as depositary and holders and beneficial owners of Ambrx Cayman’s ADSs, and Ambrx Cayman’s ADS program was terminated upon approval of the Merger (the “ADS Program Termination”) on October 11, 2023. In connection with the ADS Program Termination, Ambrx Cayman agreed to pay JPM estimated fees in an amount equal to approximately $1.9 million in accordance with the terms of the Deposit Agreement and pursuant to an adjusted fee letter between Ambrx Cayman and JPM, dated October 24, 2023. The ADS Program Termination fees will be recorded during the fourth quarter of 2023.

On the terms of and subject to the conditions of the Merger Agreement, each option to purchase ordinary shares outstanding immediately prior to the effective time of the Merger was converted into an option to acquire a number of shares of common stock at (a) an adjusted exercise price determined by multiplying (x) the per share exercise price of options to acquire ordinary shares as of immediately prior to the effective time of the Merger by (y) seven, and rounding the resulting exercise price up to the nearest whole cent, and (b) an adjusted number of shares determined by dividing (x) the number of ordinary shares subject to such option as of immediately prior to the effective time of the Merger by (y) seven (and rounding the resulting number down to the nearest whole number of shares of common stock) (each such resulting option, a “Converted Option”). Each Converted Option is subject to substantially equivalent terms and conditions as were applicable to such corresponding option to purchase ordinary shares that was outstanding immediately prior to the effective time of the Merger. In addition, each award of restricted share units representing the right to receive ordinary shares outstanding immediately prior to the effective time of the Merger was converted into an award of restricted stock units representing the right to receive a number of shares of common stock determined by dividing (x) the number of ordinary shares subject to such award of restricted share units as of immediately prior to the effective time of the Merger by (y) seven (and rounding the resulting number down to the nearest whole number of shares of common stock) (each such resulting award of restricted stock units, a “Converted RSU Award”). Each Converted RSU award is subject to substantially equivalent terms and conditions as were applicable to such corresponding award of restricted share units representing the right to receive ordinary shares that was outstanding immediately prior to the effective time of the Merger.

All share and per share amounts presented herein have been adjusted to reflect the retroactive effect of the automatic conversion of each ordinary share into one-seventh (1/7) of one share of common stock as a result of the Merger.

Research and Development Agreements

For a summary of the key terms for certain of our collaborative research and development agreements (“R&D Agreements”), see “Note 10—Revenues” within this Quarterly Report on Form 10‑Q.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We record revenue from research and development agreements (“R&D Agreements”), including amounts related to upfront payments for license fees, reimbursements, milestones and other contingent payments and payments for research and development services. Our ability to generate product revenue and to become profitable will depend upon our ability to successfully develop, obtain regulatory approval and commercialize our product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount, timing or whether we will be able to obtain product revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of our technology platform, product candidates, discovery efforts and preclinical and clinical development of our product candidates.

Our direct costs include the following external costs:

•
expenses incurred under agreements with third parties, including contract research organizations (“CROs”), and other third parties conducting preclinical research and development activities and clinical trials on our behalf;
•
costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and future clinical trials, including the costs of contract manufacturing organizations (“CMOs”), that will manufacture our clinical trial material for use in our preclinical studies and potential future clinical trials;
•
costs of outside consultants, including their fees and related travel expenses;
•
costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
•
license payments for intellectual property used in research and development activities.

Our indirect costs include the following internal costs:

•
personnel costs, which include salaries, benefits and other employee related costs, including share-based compensation, for personnel engaged in research and development functions; and
•
facility, depreciation, amortization and equipment related costs, which include depreciation and amortization costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research and development activities.

We expense research and development costs as incurred. Research and development activities are central to our business model. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred. We track direct costs by stage of program, clinical or preclinical. However, we do not track indirect costs on a program specific or stage of program basis because these costs are deployed across multiple programs and, as such, are not separately classified.

We expect research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we conduct clinical trials for our current product candidates in development, and continue to discover and develop additional candidates.

As of the date of this Quarterly Report on Form 10‑Q, we cannot reasonably determine the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We may never succeed in obtaining marketing approval for any product candidate.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of ongoing preclinical and clinical development activities, including clinical trials of ARX788 and ARX517, as well as of any future clinical trials of other product candidates, and other additional research and development activities we may conduct;
•
uncertainties in clinical trial design;
•
per patient trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the number of patients that participate in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible patients;
•
the drop-out or discontinuation rates of patients;
•
the safety and efficacy profiles of our product candidates;
•
the timing receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
•
significant and changing government regulation and regulatory guidance;
•
establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly considering geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia, the ongoing conflict between Israel and Hamas, and recent disruption in access to bank deposits and lending commitments due to bank failures that occurred earlier this year;
•
the expense of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. For example, if the FDA or non-U.S. regulators were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to slower than expected patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our product candidates. Further, several factors, including those outside of our control, could adversely impact the timing and duration of our product candidates’ development, which could increase our research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries and other related costs, including share-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; facilities-related costs, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

Our general and administrative expenses are anticipated to increase in the future as we increase our personnel headcount to support our continued research activities and development of our product candidates and incur costs associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the Nasdaq Global Select Market (“Nasdaq”) and the U.S. Securities and Exchange Commission (“SEC”) requirements; director and officer insurance costs; and investor and public relations costs.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$53	$1,597	$(1,544)	(96.7%)
Operating expenses:
Research and development	16,269	12,443	3,826	30.7%
General and administrative	9,410	5,095	4,315	84.7%
Total operating expenses	25,679	17,538	8,141	46.4%
Loss from operations	(25,626)	(15,941)	(9,685)	60.8%
Other income (expense), net:
Investment income, net	2,400	509	1,891	371.5%
Interest income (expense), net	326	(10)	336	(3360.0%)
Other income (expense), net	59	(126)	185	(146.8%)
Total other income, net	2,785	373	2,412	646.6%
Loss before provision for income taxes	(22,841)	(15,568)	(7,273)	46.7%
Provision for income taxes	(148)	—	(148)	—
Net loss	$(22,989)	$(15,568)	$(7,421)	47.7%

Revenues

The following table summarizes our revenues for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Reimbursements	$53	$216	$(163)	(75.5%)
License fees	—	693	(693)	(100.0%)
Research and development services	—	688	(688)	(100.0%)
Total revenues	$53	$1,597	$(1,544)	(96.7%)

During the three months ended September 30, 2023 and 2022, we recognized revenues of $0.1 million and $1.6 million, respectively, under our R&D Agreements. The decrease in revenues was primarily related to completion of our obligations under several of our R&D Agreements during 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Direct costs:
Clinical programs	$7,729	$5,887	$1,842	31.3%
Preclinical programs	1,132	748	384	51.3%
Indirect costs:
Personnel and related costs	5,807	4,461	1,346	30.2%
Facility, depreciation, amortization and equipment related	1,601	1,347	254	18.9%
Total research and development expenses	$16,269	$12,443	$3,826	30.7%

Research and development expenses increased by 30.7%, or $3.8 million primarily due to a $1.8 million increase in clinical program costs due to the ramp up of ARX517 clinical supply drug product manufacturing and ongoing ARX517 clinical trial costs, partially offset by lower ARX788 clinical program costs related to our ACE-Pan-Tumor-01 (enrollment closed), ACE-Breast-03 (Phase 2 signal finding study), and I-SPY 2 trials. The increase in personnel and related costs was driven primarily by higher stock-based compensation expense, an increase in recruiting and hiring related fees, and additional headcount to support our clinical programs.

General and Administrative Expenses

General and administrative expenses increased by 84.7%, or $4.3 million, primarily due to a $2.9 million increase in personnel costs, mainly related to stock-based compensation expense, and an increase of $1.4 million in legal and administrative costs associated with corporate projects, such as our recent Merger as described above, and general administrative expense.

Other Income (Expense), Net

During the three months ended September 30, 2023, other income (expense), net, was primarily related to investment income of $2.4 million related to our short-term investments comprised mostly of U.S. treasury bills and money market funds. Interest income of $0.3 million during the current period was primarily associated with certificates of deposit held by our Shanghai entity. The $1.9 million increase in investment income for the current period as compared to the prior year period was due to higher weighted-average invested assets and higher yields on our portfolio of investments.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$1,200	$4,509	$(3,309)	(73.4%)
Operating expenses:
Research and development	40,412	45,209	(4,797)	(10.6%)
General and administrative	21,616	14,488	7,128	49.2%
Impairment of intangible assets	—	9,660	(9,660)	(100.0%)
Total operating expenses	62,028	69,357	(7,329)	(10.6%)
Loss from operations	(60,828)	(64,848)	4,020	(6.2%)
Other income (expense), net:
Investment income, net	4,379	732	3,647	498.2%
Interest income (expense), net	727	(975)	1,702	(174.6%)
Other income (expense), net	131	(250)	381	(152.4%)
Total other income (expense), net	5,237	(493)	5,730	(1162.3%)
Loss before provision for income taxes	(55,591)	(65,341)	9,750	(14.9%)
Provision for income taxes	(526)	(1,716)	1,190	(69.3%)
Net loss	$(56,117)	$(67,057)	$10,940	(16.3%)

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Milestones	$1,100	$—	$1,100	—
Reimbursements	94	384	(290)	(75.5%)
Research and development services	6	1,985	(1,979)	(99.7%)
License fees	—	2,140	(2,140)	(100.0%)
Total revenues	$1,200	$4,509	$(3,309)	(73.4%)

During the nine months ended September 30, 2023 and 2022, we recognized revenues of $1.2 million and $4.5 million, respectively, under our R&D Agreements. The decrease in revenue was primarily related to completion of our obligations under several of our R&D Agreements during 2022, which was offset in part by milestone revenue recognized upon achievement of a clinical development milestone during the second quarter of the current year period.

Research and Development Expenses

The following table summarizes our research and development expenses for nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Direct costs:
Clinical programs	$17,242	$22,433	$(5,191)	(23.1%)
Preclinical programs	2,593	3,317	(724)	(21.8%)
Indirect costs:
Personnel and related costs	15,795	14,836	959	6.5%
Facility, depreciation, amortization and equipment related	4,782	4,623	159	3.4%
Total research and development expenses	$40,412	$45,209	$(4,797)	(10.6%)

Research and development expenses decreased by 10.6%, or $4.8 million primarily due to a $5.2 million decrease in clinical program costs driven mainly by lower ARX788 clinical program costs due to reprioritization efforts initiated in the fourth quarter of 2022, an amendment to our ACE-Breast-03 trial from a global Phase 2 study to a Phase 2 signal finding study for approximately 45 patients during 2023, and lower costs associated with the I-SPY 2 trial, partially offset by higher ARX517 clinical supply drug product manufacturing and clinical trial costs. The decrease in preclinical programs of $0.7 million is due to our continued focus on our two lead clinical product candidates, ARX 517 and ARX 788. The increase in personnel and related costs of $1.0 million was mainly driven by higher stock-based compensation costs and recruiting fees as we hired a number of key employees during 2023 to strengthen our clinical operations and regulatory teams.

General and Administrative Expenses

General and administrative expenses increased by 49.2%, or $7.1 million, primarily due to a $4.5 million increase in personnel and related costs, including higher stock-based compensation cost, primarily due to increased headcount. We also incurred additional costs of $2.6 million in legal and administrative costs including costs associated with corporate projects, such as our recent Merger as described above.

Impairment of Intangible Assets

During the nine months ended September 30, 2022, we received notices of termination from Bristol-Myers Squibb Company related to our Relaxin and FGF-21 definite-lived intangible assets, which we acquired in July 2015. Due to the termination notices, and our determination that the definite-lived intangible asset had no alternative future use, we concluded that the net carrying value of the assets was greater than its estimated fair value and therefore recorded impairment charges of $9.7 million for the nine months ended September 30, 2022.

Other Income (Expense), Net

During the nine months ended September 30, 2023, other income (expense), net, increased by $5.7 million. The increase in investment income of $3.6 million related primarily to our short-term investments, which are comprised mostly of U.S. treasury bills and money market funds. Interest income, net, of $0.7 million during the current year period was primarily associated with certificates of deposit held by our Shanghai entity, whereas interest expense, net, of $1.0 million during the prior year period resulted primarily from borrowings made pursuant to a short-term bridge loan in connection with our corporate restructuring in 2021, which was issued and repaid during the first quarter of 2022.

Provision for Income Taxes

Provision for income taxes decreased from prior year by $1.2 million due primarily to a one-time tax accrual of $1.4 million during the prior year period associated with a capital reduction in our Shanghai entity with no similar accrual during the current year period.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had cash and cash equivalents of $225.3 million. Based on our current operating plan, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the date of this Quarterly Report on Form 10‑Q.

On July 29, 2022, we entered into a sales agreement with Cowen and Company LLC, pursuant to which we were able to offer and sell ordinary shares having an aggregate offering price of up to $80.0 million (the “ATM Program”). During the first quarter of 2023, we issued and sold 16,575,826 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, at an average selling price of $4.83 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger, for gross proceeds of approximately $80.0 million, less sales commissions and expenses of approximately $2.2 million, for net proceeds of approximately $77.8 million. Accordingly, as of March 10, 2023, the ATM Program is complete.

On May 23, 2023, we entered into a securities purchase agreement with a related party, pursuant to which we were able to offer and sell 5,384,063 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, at a selling price of $13.93 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger, for gross proceeds of approximately $75.0 million, less expenses of approximately $0.3 million, for net proceeds of approximately $74.7 million. There were no underwriting or placement agent fees associated with this offering. The offering price of $13.93 per ordinary share, as converted to reflect the exchange ratio effectuated in the Merger, was based on the 5‑day trailing variable weighted-average price of our ADSs immediately prior to the agreement date. Upon the satisfaction of all closing conditions, the offering closed on June 27, 2023.

Since inception, we have invested most of our resources in the development of our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing support for our operations. To date we have funded our operations through public and private placements of equity securities and upfront milestone payments. Through September 30, 2023, we have raised aggregate gross proceeds of $573.7 million from private and public offerings, including an at-the-market program and registered direct offering as described more fully in Note 9 - Shareholders’ Equity, and we have received an aggregate of $287.0 million in payments from our collaborators. Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $56.1 million, and $67.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $347.7 million and $291.6 million, respectively. Our operating activities used $45.0 million and $56.0 million of cash outflows during the nine months ended September 30, 2023 and 2022, respectively.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future.

We expect to fund our long-term anticipated operating and capital expenditure requirements through public and private offerings of our common stock.

Capital Requirements

As of September 30, 2023, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
under our license agreements and R&D Agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements;
•
obligations under contracts which are cancelable without significant penalty;
•
purchase orders issued in the ordinary course of business as they represent authorizations to purchase the items rather than binding agreements; and
•
contracts in the normal course of business with clinical supply manufactures and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;
•
the costs of securing and producing drug substance and drug product material for use in preclinical studies, clinical trials and for use as commercial supply;
•
the costs of securing manufacturing arrangements for development activities and commercial production;
•
the scope, prioritization and number of our research and development programs;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

We could use our available capital resources sooner than we currently expect. If our planned clinical trials and preclinical studies are successful, or other product candidates enter clinical trials or advance beyond the discovery stage, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, out-license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and any indebtedness could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$(44,994)	$(55,972)
Investing activities	44,899	(64,456)
Financing activities	169,581	1,434
Net increase (decrease) in cash, cash equivalents and restricted cash	$169,486	$(118,994)

Net Cash Used In Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities of $45.0 million consisted of a net loss of $56.1 million and $1.9 million of cash provided by net working capital changes, partially offset by $13.0 million in adjustments for non-cash items primarily related to stock-based compensation expense of $9.6 million, noncash lease expense of $2.0 million, and depreciation and amortization expense of $1.1 million.

During the nine months ended September 30, 2022, net cash used in operating activities of $56.0 million consisted of a net loss of $67.1 million, and $6.8 million of cash used by net working capital changes, partially offset by $17.9 million in adjustments for non-cash items primarily related to an impairment loss of $9.7 million related to intangible assets, stock-based compensation expense of $5.1 million, noncash lease expense of $2.0 million, and depreciation and amortization expense of $1.4 million.

Net Cash Provided By (Used In) Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities consisted of cash inflows of $60.7 million and $25.9 million related to sales and maturities of marketable debt securities, available-for-sale (“MDS”), respectively, partially offset by $40.6 million for purchases of MDS and $1.1 million for the purchase of property and equipment to support our preclinical and clinical development activities. As of September 30, 2023, we do not hold any investments classified as MDS.

During the nine months ended September 30, 2022, net cash used in investing activities consisted of $75.4 million related to purchases of MDS, and $1.0 million for the purchase of property and equipment to support our preclinical and clinical development activities, partially offset by $10.0 million and $2.0 million related to maturities and sales of MDS, respectively.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities consisted of $77.8 million in net proceeds from the issuance of our shares pursuant to an at-the-market offering that was completed during the first quarter of 2023, $74.7 million in net proceeds from the issuance of our shares pursuant to a securities purchase agreement with a related party that was completed in late June 2023, and $18.1 million in proceeds from the issuance of our shares upon exercises of stock options. These cash inflows were partially offset by $0.9 million in payments under our financed directors and officers insurance premium financing agreement.

During the nine months ended September 30, 2022, net cash provided by financing activities consisted of $166.0 million related to borrowings of a short-term bridge loan, $1.8 million of proceeds from our directors and officers insurance premium financing agreement and $0.1 million related to issuances of ordinary shares pursuant to our employee share purchase plan. These cash inflows were offset in part by cash outflows of $166.0 million related to repayment of a short-term bridge loan, $0.4 million for payments of our directors and officers insurance premium financing agreement and $0.1 million for settlement of ordinary share issuance costs in accounts payable and accrued liabilities as of December 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates in our Annual Report and the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

We believe the critical accounting estimates disclosed in our Annual Report on Form 10-K filed as of the for the year ended December 31, 2022 filed with the SEC on March 30, 2023, as supplemented below involve the most significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

Impairment of Long-Lived Assets (Property and Equipment, and Intangible Assets)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets ASC Topic 360, Property, Plant and Equipment, we assess potential impairments to our long-lived assets, including property, equipment and intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we test our acquired in-process research and development for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not the asset is impaired. ASC 350 provides an unconditional option to bypass a qualitative assessment and only perform a quantitative impairment test at any time. Impairment losses, if any, would be recognized for the amount for which the carrying value exceeds the fair value of the asset. This amount would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

Assumptions and estimates used in evaluating our definite-lived assets future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy, internal forecasts and clinical trial results. For example, if we experience a sustained decline in our market capitalization determined to be indicative of a reduction in fair value of our enterprise, we may be required to record future impairment charges for our acquired technology intangible assets with finite lives. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

If our indefinite-lived assets require a quantitative assessment to be performed, the evaluation would include management’s estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions include, but are not limited to, future cash flows, operating margins, capital expenditures, terminal growth rates and discount rates. We also consider our market capitalization as a part of our analysis.

During the nine months ended September 30, 2022, we recorded intangible asset impairment charges of $9.7 million as described under Impairment of intangible assets, above. There were no impairment charges recognized during the nine months ended September 30, 2023.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an “emerging growth company,” whichever is earlier. We will cease to be an emerging growth company prior to the end of such period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes related to our quantitative and qualitative disclosures about market risk as compared to those described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in the Annual Report.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business activities. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

In this section, any references to “Ambrx,” the “Company,” “we,” “our” or “us” generally are to Ambrx Biopharma, Inc. and our consolidated subsidiaries.

An investment in our common stock involves a high degree of risk. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10‑Q and those we may make from time to time. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

Risks Related to Ambrx’s Financial Position, Capital Requirements and Limited Operating History

We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2023 and 2022, our net loss was $56.1 million and $67.1 million, respectively. We expect that it will be several years, if ever, before we have a product candidate that will achieve regulatory approval and be commercialized. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our securities and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biologics company with a limited operating history. As an organization, we have not demonstrated an ability to successfully complete late-stage clinical trials, obtain regulatory approvals, manufacture our product candidates at commercial scale or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful commercialization, or obtain reimbursement in the countries of sale. We may encounter unforeseen expenses, difficulties, complications and delays in achieving our business objectives. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. If we do not address these risks successfully or are unable to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities, then our business will be materially harmed.

We will need to obtain substantial additional funding to complete the development and commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

Since our inception, we have financed our operations primarily through sales of our shares and funding from our collaborations. The development of biological product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to pay external development costs and expand our clinical, regulatory, quality and manufacturing capabilities. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we have incurred and expect to incur additional costs associated with operating as a public company.

As of September 30, 2023, we had cash and cash equivalents of $225.3 million. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10‑Q.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates;
•
the number and characteristics of product candidates that we pursue, as well as the indications for which we develop our product candidates;
•
the length of our clinical trials, including, among other things, as a result of delays in enrollment, difficulties enrolling sufficient subjects or delays or difficulties in clinical trial site initiations;
•
the outcome, timing and costs of seeking regulatory approvals for our product candidates;
•
the costs of manufacturing our product candidates, in particular for clinical trials in preparation for marketing approval and in preparation for commercialization;
•
the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
•
the costs associated with hiring additional personnel and consultants as our preclinical, manufacturing, regulatory and clinical activities increase;
•
whether and when we receive marketing approvals and revenue from any commercial sales of any of our product candidates, if approved;
•
the cost of commercialization activities for any of our product candidates, if approved, including marketing, sales and distribution costs;
•
the emergence of competing therapies and other adverse market developments;
•
the ability to establish and maintain strategic collaboration, licensing or other arrangements and whether and when we receive or are obligated to make payments under such arrangements;
•
the extent to which we are able to internally develop or license ARX788 for external development and commercialization outside of China, if pursued;
•
the extent to which we in-license or acquire other products and technologies and the terms of these transactions;
•
the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•
our need and ability to retain key management and hire scientific, technical, business and medical personnel;
•
our implementation of additional internal systems and infrastructure, including operational, financial and management information systems;
•
the costs associated with expanding our facilities or building out our laboratory space;
•
changes to development plans with respect to our product candidates;
•
the extent of the impacts and duration of geopolitical and macroeconomic events, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia, the ongoing conflict between Israel and Hamas, and recent bank failures that occurred earlier this year; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product sales for several years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID‑19 pandemic, the ongoing conflict between Ukraine and Russia, the ongoing conflict between Israel and Hamas, recent disruption in access to bank deposits and lending commitments due to bank failures that occurred earlier this year, and changes in interest rates and economic inflation on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends.

If we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. As a result, there are many steps in the drug development process that we must still successfully complete and have limited experience with as a company.

Our ability to successfully complete development of any of our current and future product candidates will depend on a number of factors, including:

•
successful completion of preclinical studies;
•
submission of Investigational New Drug (“IND”) or other regulatory applications to allow for initiation of our planned and future clinical trials and authorizations from regulators to initiate clinical trials;
•
successful initiation, execution and completion of, planned and future clinical trials and achieving positive safety and efficacy results from such trials;
•
demonstrating a risk-benefit profile acceptable to regulatory authorities;
•
clinical trial data that are sufficient to support marketing approvals from applicable regulatory authorities; and
•
obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates and avoiding infringement of third-party intellectual property rights.

If we do not achieve one or more of these requirements in a timely manner, we could experience significant delays or an inability to successfully complete development of our product candidates, which would materially harm our business.

We recently engaged in a strategic reprioritization of our product pipeline. Such strategic reprioritization may cause us to expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success and could harm our future business prospects.

On October 18, 2022, we announced a reprioritization of our product pipeline after conducting a strategic assessment that considered our cash runway and our product pipeline near term value creation opportunities, among other factors. As a result of our assessment, we paused the internal development of ARX788 and, among other potential activities, planned to seek development partners to further its development outside of China. In the first quarter of 2023, we decided to conduct a signal-finding study in the post-Enhertu metastatic breast cancer population. We also paused the development of our preclinical product candidate, ARX822. As part of the reprioritization and reconsideration in the first quarter of 2023, we are focusing on strengthening our current partnerships, while pursuing internal development of ARX788. In parallel, we are internally developing our earlier stage programs, including ARX517, where we believe we offer a first-in-class or best-in-class approach. Finally, as part of this strategic update, we streamlined our organization with a reduction in force in the fourth quarter of 2022 to improve efficiency and to reprioritize our development pipeline to focus on oncology assets with the greatest potential and strong competitive profiles.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting a Phase 1 clinical trial for the evaluation of the safety of ARX517. Further, we are investing in preclinical studies for ARX305 and ARX102. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our business is highly dependent on our product candidates, and we must complete additional clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates for any indication. If we are unable to obtain regulatory approval for, and successfully commercialize, our product candidates, our business may be materially harmed and such failure may affect the viability of our other product candidates.

Our product candidates may not proceed in preclinical or through clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

The results obtained in our current clinical trials or future clinical trials may not be sufficient to obtain regulatory approval. In addition, because our current and future product candidates are based or will be based on our synthetic amino acid (“SAA”) technology, if any of our product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates could be significantly harmed. In addition, our most advanced internal product candidates in our antibody- drug conjugates (“ADC”) franchise rely on AS269, our proprietary cytotoxic payload, meaning that a toxicity, manufacturing or other issue with AS269 could negatively impact these other product candidates, which would harm our business. A failure of any of our product candidates may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates. Moreover, anti-tumor activity may be different in each of the different tumor types we plan on evaluating in our clinical trials. As a consequence, we may have to interact with the U.S. Food and Drug Administration (the “FDA”) as well as other regulatory authorities to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates. Further, competitors who are developing products with similar technology may experience problems with their products that could become, or be perceived to be, problems with our product candidates.

Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

The research and development of drugs and biological products is extremely risky. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. We may face unforeseen challenges in our product candidate development strategy, and we may not ultimately be successful in our current and future clinical trials and our product candidates may not be able to receive regulatory approval. The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. For example, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In particular, while we have conducted and seen promising results in preclinical studies of our product candidates, we do not know how any of these product candidates will perform in clinical trials.

Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach in engineering and developing engineered precision biologics (“EPBs”) and incorporating SAAs into proteins. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. We may also experience issues related to product formulation changes, which we have made with respect to our product candidates both before and during clinical development. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biologics industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Additionally, some of our ongoing and future clinical trials may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment and, thus, the results may not be predictive of future clinical trial results.

Prior to obtaining approval to commercialize any product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, National Medical Products Administration (the “NMPA”), European Medicines Agency (the “EMA”), or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, NMPA, EMA or comparable regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or they may object to elements of our clinical development program, requiring their alteration.

If the results of our clinical trials are inconclusive or if there are safety concerns, adverse events associated with our product candidates or clinical holds placed by regulatory authorities on any of our product candidates, we may:

•
incur unplanned costs;
•
be delayed in or prevented from continuing clinical development and obtaining marketing approval for our product candidates;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or contraindications;
•
be subject to changes or limitations in the way the product is administered;
•
be required to perform additional preclinical studies or clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
have regulatory authorities withdraw their approval of the product, if granted, or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy (“REMS”);
•
become subject to litigation;
•
be forced to terminate clinical development of any of our product candidates; or
•
experience damage to our reputation.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are not as positive as we expect or if there are safety concerns, our business and results of operations will likely be adversely affected and we may incur significant additional costs.

In addition, even if the clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA, NMPA, EMA or comparable foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA, NMPA, EMA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

Our product candidates are based on novel technologies, making it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.

We have concentrated our research and development efforts on product candidates using our platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies, and use of our platform technologies may not ever result in marketable therapies. In particular, while we believe that our site-specific incorporation of SAAs into proteins may be capable of overcoming certain challenges faced by traditional ADC approaches, our technologies may not result in the intended benefits or may result in unforeseen negative consequences, particularly because there is limited experience in the field with this approach to engineering bio-conjugates.

In addition, the clinical trial requirements of the FDA, NMPA, EMA and comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied approaches.

The ADC and immuno-oncology fields are also rapidly evolving and as competitors use or develop alternative technologies, any failures of related product candidates could adversely impact our programs. For example, other companies are developing novel conjugation approaches to ADCs. Regardless of our belief that our approach of EPBs has advantages over conventional biologics and bio-conjugates, issues encountered with other programs could create a negative perception of or increase scrutiny for our platform technologies and product candidates.

As an organization, we are in the process of conducting preclinical and Phase 1 and Phase 1/2 clinical trials, have never conducted later-stage clinical trials or submitted a biologics license application (“BLA”) and may be unable to do so for any of our product candidates.

We are undertaking development efforts for our product candidates, and we will need to successfully complete clinical development, including later- stage and pivotal clinical trials, in order to obtain FDA, NMPA, EMA or comparable regulatory authority approval to market our current or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are in the process of conducting preclinical and certain Phase 1 and Phase 1/2 clinical trials and have not yet conducted any, and have relied, and will continue to rely, on collaboration partners to conduct later stage or potentially pivotal clinical trials for our current and future product candidates. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our product candidates.

We may encounter substantial delays in initiating or completing our clinical trials.

Clinical trials may not be initiated or completed on schedule, if at all. For example, we cannot begin Phase 1 clinical trials until we complete certain preclinical development activities and submit and receive authorization to proceed under IND applications and the timing and success of these events are uncertain. We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs. Even after we are authorized to proceed with clinical trials, numerous events could prevent successful or timely completion of clinical development, including:

•
delays in reaching a consensus with regulatory authorities on trial design;
•
delays in reaching agreement or failing to agree on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
•
delays in opening sites, including delays in obtaining required approvals from institutional review boards (“IRBs”), and recruiting suitable patients to participate in our clinical trials;
•
delays in enrolling patients in our clinical trials;
•
failure by our CROs, other third parties or us to adhere to the trial protocol or applicable regulatory requirements, including the FDA’s good clinical practices (“GCPs”) or applicable regulatory requirements in other countries;

•
regulatory authorities finding deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our potential future collaborators contract for clinical supplies;
•
delays in the testing, validation, manufacturing and delivery of our product candidates to the treatment sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA, NMPA, EMA or comparable regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
imposition of a clinical hold by IRBs or regulatory authorities as a result of a serious adverse event (“SAE”) concerns with a class of product candidates, after an inspection of our clinical trial operations or trial sites, or for other reasons;
•
suspensions or terminations by us, the IRBs or the institutions at which such trials are being conducted, by the Safety Review Committee or Data Safety Monitoring Board, for such trial or by regulatory authorities due to a number of factors, including those described above;
•
patients not completing participation in a trial, returning for post-treatment follow-up or otherwise failing to adhere to clinical trial protocols;
•
lack of adequate funding; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to timely initiate and successfully complete clinical trials could result in additional costs to us or impair our ability to achieve regulatory and commercialization milestones. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring comparable drugs to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we identify, qualify and enroll a sufficient number of patients. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events, which may be as serious as death. Delays in enrolling patients in these trials would adversely impact our overall clinical development strategy for our product candidates and delay our ability to seek regulatory approval.

Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in trials being conducted by others. For example, we estimate that there are approximately 1.4 million annual new cases of prostate cancer worldwide. We have competed, and expect to continue to compete, with other clinical trials that involve product candidates targeting prostate cancer.

Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because certain of our product candidates represent a departure from more commonly used methods for cancer treatment and because certain of our product candidates have not been tested in humans before, potential patients and their doctors may be inclined to use conventional therapies, such as other available therapies, rather than enroll patients in any future clinical trial.

In addition to the potentially small populations, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, the availability of genetic sequencing information for patient tumors so that we can identify patients with the targeted genetic mutations, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.

Patient enrollment depends on many factors, including:

•
the size and nature of the patient population;
•
the severity of the disease under investigation;
•
eligibility criteria for the trial;
•
the proximity of patients to clinical sites;
•
the design of the clinical protocol;
•
the ability to obtain and maintain patient consents;
•
the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;
•
reporting of the preliminary results of our clinical trials;
•
the number of competing clinical trials;
•
the availability of new drugs approved for the indication the clinical trial is investigating;
•
clinicians’ and patients’ perceptions as to the potential benefit-risk ratio of the drug being studied in relation to other available therapies;
•
lack of safety and efficacy data of our product candidates;
•
competing clinical trials for qualified patients; and
•
other factors we may not be able to control.

In addition, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia and the ongoing conflict between Israel and Hamas), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including bank failures, the COVID-19 pandemic and future outbreaks of disease. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

SAEs, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, clinical holds by regulatory authorities, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.

To date, we have only tested our product candidates in a limited number of cancer patients and these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our current and future product candidates, SAEs, undesirable side effects, relapse of disease or unexpected characteristics including, but not limited to, death and ocular toxicity, will likely emerge and may cause us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, the general goal of ADC approaches is to deliver a toxic payload to a tumor site to kill the cancer cells, but the unintended exposure of healthy cells to the cytotoxic payload has resulted in numerous ADC candidates failing in development due to safety issues, which can be as serious as death, and has limited the therapeutic window of approved ADC therapies, and our ADC candidates may suffer from similar safety issues. Should we observe unexpected types or levels of SAEs in our clinical trials or identify other undesirable side effects or other unexpected safety findings, our trials could be delayed or even stopped, and our development programs may be halted entirely. Adverse events, even if non-serious, may harm our ability to obtain marketing approvals for our current and any future product candidates, or, if approved, to achieve market adoption.

Even if our product candidates initially show promise in early clinical trials, the side effects of biological products are frequently only detectable after they are tested in larger, longer and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the SAEs or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. For example, treatment of cancer patients with our immuno-oncology, product candidates may be in combination with other cancer drugs, such as other immuno-oncology agents, monoclonal antibodies or other protein-based drugs or small molecule anti-cancer agents such as targeted agents or chemotherapy, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. Additionally, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or other underlying conditions. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

If SAEs or unexpected side effects, including, but not limited to, deaths or ocular toxicities, are identified during development or after approval and are determined to be attributed to our product candidate, we may be required to develop a REMS plan to ensure that the benefits of treatment with such product candidate outweigh the risks, which may include, among other things, a medication guide, communication plan to healthcare practitioners or additional elements to assure safe use, such as patient education, extensive patient monitoring through registries or restricted distribution methods. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, or any other similar biologics, after such approval, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, withdraw or limit approvals of such product;
•
regulatory authorities may require additional warnings on the label, including a “boxed” warning or contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
regulatory authorities may require a REMS plan to mitigate risks;
•
we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
•
the product may become less competitive, and our reputation may suffer;
•
we may decide to remove the product from the marketplace; and
•
we may be subject to regulatory investigations and government enforcement actions, including fines, injunctions or the imposition of civil or criminal penalties.

Interim, topline and preliminary data from our preclinical studies and clinical trials may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We have disclosed and intend to publicly disclose from time to time in the future, interim, topline or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more data become available. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects.

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us, our collaboration partners, or by our competitors could result in volatility in the price of our securities.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, our company in general and our securities. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline or preliminary data that we report differ from future or more comprehensive data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

We may not be able to submit INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to submit future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, submission of an IND may not result in the FDA allowing further clinical trials to begin, and, once begun, issues may arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We may investigate one or more of our product candidates in combination with other therapies, which exposes us to additional risks.

We may investigate one or more of our product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the U.S. could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell our current product candidates or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

We may seek Breakthrough Therapy or “Fast Track” designations by the FDA for one or more of our product candidates, but we may not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Fast Track and/or Breakthrough Therapy designations for one or more of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. The benefits of Fast Track designation include more frequent interactions between FDA and the sponsor of the trial to discuss the product candidate’s development plan and extent of safety data needed to support approval and use of biomarkers. Product candidates that have been designated as Fast Track are also eligible for rolling review, which means that a sponsor can submit completed sections of its BLA for review by FDA, rather than waiting until every section of the BLA is completed before the entire application can be reviewed. BLA review usually does not begin until the entire application has been submitted to the FDA.

A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A product candidate designated as a Breakthrough Therapy by the FDA may be eligible for all features of Fast Track designation, intensive guidance on an efficient product development program, beginning as early as Phase 1, and organizational commitment involving senior managers at the FDA.

Product candidates designated as Fast Track and Breakthrough Therapy by the FDA may also be eligible for other expedited approval programs, including accelerated approval and priority review, but such designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for a designation, the FDA may not decide to grant it. Even if designated, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported by emerging data or the product development program is no longer being pursued.

We may seek orphan drug designations by the FDA for certain of our lead product candidates, but we may be unable to obtain such designations or maintain or ultimately realize the potential benefits of orphan drug designation.

We may seek orphan drug designation for certain of our product candidates. The FDA grants orphan designation to drugs or biologics that are intended to treat a rare disease or condition with fewer than 200,000 patients in the U.S. or that affects 200,000 or more persons in the U.S. but where there is no reasonable expectation for a sponsor to recover the costs of developing and marketing the drug or biologic in the U.S. Orphan drug designation must be requested before submitting an new drug application or BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

In addition, if a product that has orphan designation subsequently receives the first FDA approval for a particular active ingredient for the indication for which it has orphan designation, the product is entitled to orphan product exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to meet the needs of patients for which the product was designated. As a result, even if one of our product candidates receives orphan exclusively, the FDA can still approve other drugs and biologics that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusively if we are unable to manufacture sufficient supply of our product.

We may seek orphan drug designation for certain of our product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the U.S. may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek orphan drug designation for certain of our other product candidates, we may never receive such designations. Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs or biologics can be approved for the same condition.

The FDA may further reevaluate the Orphan Drug Act of 1983 and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek accelerated approval by the FDA for certain of our product candidates, but the FDA may not agree that the accelerated approval pathway is appropriate, which may prolong development and delay our projected commercialization plans.

We may seek approval of certain of our product candidates using the FDA’s accelerated approval pathway. Accelerated approval requires the data to indicate the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. However, it is possible that at the time of a BLA submission, a given product candidate would not be eligible for accelerated approval or the FDA could determine that accelerated approval is not warranted. In particular, it is difficult to predict whether accelerated approval will be possible for ARX517 at the time we expect to submit a BLA. If data from our initial Phase 1a clinical trials do not provide evidence sufficient for accelerated approval, additional clinical testing would be required to support approval. While we intend to initiate randomized Phase 1b/2 clinical trials for ARX517 regardless, if we were unable to obtain accelerated approval based on the results of our Phase 1a clinical trial, it could significantly delay the approval of, and our ability to commercialize, ARX517.

As a condition of accelerated approval, the FDA requires that a sponsor of a product receiving accelerated approval perform adequate and well- controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

We currently conduct and may in the future conduct clinical trials for our product candidates outside the U.S., and the FDA, NMPA, EMA or comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and plan to conduct one or more future clinical trials of our product candidates outside the U.S., including in Europe, Australia and China. The acceptance of trial data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the U.S. are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. The FDA, NMPA, EMA or any comparable foreign regulatory authority may not accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA, NMPA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Our product candidates must meet extensive regulatory requirements before they can be commercialized and any regulatory approval may contain limitations or conditions that require substantial additional development expenses or limit our ability to successfully commercialize the product.

Our product candidates and the activities associated with their clinical development and commercialization, including their design, testing, manufacture, safety, efficacy, labeling, storage, record-keeping, approval, advertising, promotion, import, export, marketing and distribution are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. Whether the results from our ongoing clinical trials and other trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled clinical trials to obtain approval. Securing regulatory approval requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

To date, we have not submitted a BLA or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, NMPA, EMA or comparable regulatory authorities, that such product candidates are safe and effective for their intended uses. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, NMPA, EMA or comparable regulatory authorities. In particular, because we are seeking to identify and develop product candidates using new technologies, there is heightened risk that the FDA, NMPA, EMA or comparable regulatory authorities may impose additional requirements prior to granting marketing approval, including enhanced safety studies or monitoring. Furthermore, as more product candidates within a particular class of products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

The FDA, NMPA, EMA or comparable regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or implementation of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA, NMPA, EMA or comparable regulatory authorities for approval;
•
serious and unexpected product-related side effects may be experienced by participants in our clinical trials or by individuals using biological products similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the U.S.;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks or that a product candidate is safe and effective for its proposed indication;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an application for regulatory approval or other submissions or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•
such authorities may fail to approve any required companion diagnostics to be used with our product candidates;
•
such authorities may find deficiencies in the manufacturing processes or facilities of our third-party manufacturers with which we or any of our potential future collaborators contract for clinical and commercial supplies; or
•
the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA, NMPA, EMA or comparable regulatory authorities in reviewing new products based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

Even if we eventually complete clinical trials and receive approval to commercialize our product candidates, the FDA, NMPA, EMA or comparable regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS. The FDA, NMPA, EMA or comparable regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested or may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Manufacturers of our products and manufacturers’ facilities are also required to comply with cGMP regulations, which include requirements related to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to continual review and periodic inspections by the FDA, NMPA, EMA or comparable regulatory authorities for compliance with cGMP regulations.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially and adversely impact our business and prospects.

Even if we obtain regulatory approval for our product candidates, they will remain subject to ongoing regulatory oversight. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations, good laboratory practices (“GLP”) and GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

The FDA’s, NMPA’s, EMA’s or comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

•
issuing warning or untitled letters or holds on clinical trials;
•
mandating modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
•
seeking an injunction or imposing civil or criminal penalties or monetary fines;
•
suspension or imposition of restrictions on operations, including product manufacturing or marketing or withdrawal of the product from the market;
•
seizure or detention of products, refusal to permit the import or export of products or voluntary or mandatory product recalls;
•
suspension, modification or revocation of our marketing approvals;
•
suspension of any ongoing clinical trials;
•
refusal to approve pending applications or supplements to applications submitted by us;
•
imposition of a REMS, which may include distribution or use restrictions; or
•
requiring us to conduct additional post-market clinical trials, change our product labeling or submit additional applications for marketing authorization.

Moreover, the FDA and other regulatory authorities strictly regulate the promotional claims that may be made about biological products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of such off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Noncompliance by us or any future collaborator with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Noncompliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, also can result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and harm our business, financial condition, results of operations and prospects.

If any of these events occurs, our ability to sell such product may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could harm our business, financial condition, results of operations and prospects.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval and licensure procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining comparable foreign regulatory approvals and compliance with comparable foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to several factors, we may again change our development plans. Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. Specifically, we believe our SAA technology’s broad applicability allows us to develop a wide array of product candidate modalities, such as ADCs, bispecific antibodies, PEGylated peptides, modified cytokines and immuno-stimulating antibody conjugates. While we expect to add new franchises as we expand our technology platform and explore new disease areas, we may not have the resources necessary to pursue all of the potential applications of our technology. As a result, we may forego or delay pursuit of opportunities with potential product candidates or for certain indications that later prove to have greater prospects for success or return on our investment. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to identify or discover additional product candidates in the future.

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•
our inability to design such product candidates with the properties that we desire; or
•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable additional candidates for preclinical and clinical development, our opportunities to successfully develop and commercialize therapeutic products will be limited.

Risks Related to Manufacturing and Reliance on Third Parties

We rely on third parties to conduct, supervise and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our preclinical studies and clinical trials, including our ongoing Phase 1 clinical trials and any future clinical trials of our product candidates. Specifically, CROs that manage preclinical studies and our clinical trials as well as clinical investigators and consultants play a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of these third parties or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, NMPA, EMA or comparable regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to stop and/or repeat clinical trials, which would delay the marketing approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any such CROs, clinical trial investigators or other third parties on which we rely are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA, NMPA, EMA or any comparable regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA, NMPA, EMA or any comparable regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We rely on third parties, including sole source vendors and vendors in China, for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We produce relatively small quantities of product for evaluation in our research programs in our laboratory. We rely on third parties for the manufacture of a portion of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved.

This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Currently, our drug raw materials for our manufacturing activities related to our various product candidates are supplied by multiple source suppliers. In addition, we rely on vendors in foreign jurisdictions, including China, for the manufacture of certain portions of our product candidates. If this supply is interrupted for business or geopolitical reasons, the development of our product candidates could be materially delayed. Any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming. Currently, we have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. We have analytical and process development capabilities and can manufacture non-cGMP material in our laboratory. We generally perform cell line, analytical and process development for our product candidates internally and manufacture the drug necessary to conduct non-GLP preclinical studies of our investigational product candidates. We occasionally outsource the production of research and development material. We do not have, and we do not currently plan to, acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials. We rely on third-party manufacturers to produce the bulk drug substances required for our clinical trials and expect to continue to rely on third parties to manufacture and test clinical trial drug supplies for the foreseeable future. The facilities and quality systems of our third-party contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to macroeconomic or geopolitical factors, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third- party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

A third-party’s failure to execute on our manufacturing requirements, do so on commercially reasonable terms and timelines and comply with cGMP requirements could adversely affect our business in a number of ways, including:

•
inability to meet our product specifications and quality requirements consistently;
•
an inability to initiate or continue clinical trials of our product candidates under development;
•
delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates, if at all;
•
loss of the cooperation of future collaborators;
•
subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.

Manufacturing ADC products is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, will likely be delayed or prevented.

Manufacturing ADC products is complex and requires the use of innovative technologies to handle living cells. Each lot of an approved biological product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing these products requires facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which will likely delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency, significant lead times and timely availability of raw materials. Even if we obtain marketing approval for any of our product candidates, we or our manufacturers may not be able to manufacture the approved product to specifications acceptable to the FDA, NMPA, EMA or comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Due to the early nature of our product candidates, the drug product may not be stable over time, causing changes to be made to the manufacturing or storage process which will likely result in delays or stopping the development of the product candidate.

Changes in methods of product candidate manufacturing may result in additional costs or delays.

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacturing batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. While we have successfully scaled bacterial fermentation of our ReCODE platform to the commercial-scale of 50,000 liters and have scaled our EuCODE platform to 2,000 liters and we have manufactured our product candidates with a new dosage lyophilized formulation and demonstrated analytical comparability with pre-change clinical trial materials, further changes may be required to the manufacturing processes and deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. We may also use different formulations in the same clinical trial. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. Any of these changes could also cause our product candidates to perform differently and affect the safety and efficacy results of current and planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Risks Related to Commercialization

Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. Most of our product candidates target mechanisms for which there are limited or no currently approved products, which may result in slower adoption by physicians, patients and payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
efficacy and potential advantages compared to alternative treatments;
•
our ability to offer our products for sale at competitive prices;
•
convenience and ease of administration compared to alternative treatments;

•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the availability of coverage and adequate reimbursement from government and commercial third-party payors, and the willingness of patients to pay out of pocket for our products, once approved, in the absence of adequate third party payor reimbursement;
•
the strength of marketing and distribution support; and
•
the prevalence and severity of any side effects.

We may not be able to successfully commercialize our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA, NMPA, EMA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the U.S.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., there is no uniform policy among third-party payors for coverage and reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Reimbursements may not be available for all products that we commercialize and, if coverage and reimbursement is available, we cannot be sure what level of reimbursement will be available. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to a new product’s acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (“CMS”) revises the reimbursement systems used to reimburse healthcare providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product. In addition, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Additionally, while we currently intend to rely on commercially-available diagnostic tests, we may in the future be required to develop, alone or through a diagnostic test collaborator, new companion diagnostic tests for use with our product candidates. In this case we, or our collaborators, would be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. For any newly-developed companion diagnostic test, there would be significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Outside of the U.S., many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

The market opportunities for any current or future product candidate we develop, if approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Cancer therapies are sometimes characterized by line of therapy (first-line, second-line, third-line, etc.) and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of ARX517 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

The number of patients who have the cancers we are targeting as well as the subset of patients with these cancers in a position to receive a particular line of therapy may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited, if approved. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.

Our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, the FDA may determine that previously marketed biologics may limit or eliminate the 12-year exclusivity. There is also a risk that this exclusivity could be shortened due to congressional action, court decisions or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If any approved products are subject to biosimilar competition sooner than we expect, we will face significant pricing pressure and our commercial opportunity will be limited.

If the market opportunities for any of our product candidates are smaller than we believe they are, our potential revenue may be adversely affected, and our business may suffer.

We are focused initially on the development of treatments for cancer. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if they are approved.

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize future products on our own include:

•
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product portfolios; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties, which may not establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market any future products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

The FDA and other federal and state agencies, including the U.S. Department of Justice (“DOJ”) closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of products in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, or if other of our marketing claims are deemed false or misleading, we may be subject to enforcement action. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws.

Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

•
litigation involving patients taking our products;
•
restrictions on such products, manufacturers or manufacturing processes;
•
restrictions on the labeling or marketing of a product;
•
restrictions on product distribution or use;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning or untitled letters;
•
withdrawal of the products from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of products;
•
fines, restitution or disgorgement of profits or revenue;
•
suspension or withdrawal of marketing approvals;
•
suspension of any ongoing clinical trials;
•
damage to relationships with any potential collaborators;
•
unfavorable press coverage and damage to our reputation;
•
refusal to permit the import or export of our products;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

If any of these events occurs, our ability to sell such product may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could adversely affect our business, financial condition and results of operations.

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

The development and commercialization of new products is highly competitive. We largely compete in the segments of the pharmaceutical, biotechnology and other related markets that develop cancer treatments. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, if ever, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Moreover, with the proliferation of new drugs and therapies into oncology, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

Other ADCs have already been approved and other products in the same class are further along in development. As more product candidates within a particular class of biological products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those classes will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

There are many companies pursuing a variety of approaches to protein conjugations and modifications. Multiple companies, including larger and more established companies, are pursuing traditional approaches that rely upon natural amino acids, usually a cysteine or lysine, as a conjugation site. Another approach looks to modify the sugar residues of naturally occurring amino acids. Our approach is to encode a non-natural amino acid at optimized positions within the proteins, and Sutro Biopharma, Synthorx Inc. and other early-stage companies also use this approach. Other companies using ADCs to target innate immune receptors include, but are not limited to, Actym Therapeutics, Mersana Therapeutics, Bolt Biotherapeutics, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We face competition from companies that offer validated pathway therapy treatments and continue to invest in innovation in the ADC field, including but not limited to, AbbVie, ADC Therapeutics, Astellas Pharma, AstraZeneca, BioAtla, Byondis, Celldex Therapeutics, CytomX Therapeutics, Daiichi Sankyo, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Immunomedics, MacroGenics, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Pieris Pharmaceuticals, Puma, Roche, Sanofi, SeaGen, Spectrum Pharmaceuticals, Sutro Biopharma, VelosBio and Zymeworks.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors will also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, and convenience. If we are not successful in developing, commercializing and achieving higher levels of reimbursement than our competitors, we will not be able to compete against them and our business would be materially harmed.

Risks Related to Our In-Licenses and Other Strategic Agreements

We are currently party to certain in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, we have exclusively licensed certain patent rights from The Scripps Research Institute (“TSRI”) related to various aspects of our platform technology. If we fail to comply with the obligations under our license agreements, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. We may also face expensive and consuming litigation with respect to the determination of any royalty payments that may or may not be owed with respect to our future products. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research programs or product candidates. We may also enter into licensing agreements regarding certain technology that is necessary to commercialize our product candidates and execute our business strategy and such licenses may be deemed invalid with respect to such technology. As a result of the foregoing, our business, financial condition, results of operations and prospects could suffer a material adverse effect.

We are dependent on our license agreements and research and development agreements (“R&D Agreements”) with various partners to develop and commercialize products using our technologies in various fields and indications as well as certain of our product candidates in certain geographies. The failure to maintain our R&D Agreements with our collaboration partners or the failure of our partners to perform their obligations under our R&D Agreements with them, could negatively impact our business.

We have granted various collaboration partners exclusive licenses to certain patents, information and know-how related to our technologies or product candidates, including rights to develop and commercialize ARX788 and ARX305 in China to NovoCodex Biopharmaceuticals Ltd. (“NovoCodex”). Consequently, our ability to realize value or generate any revenues from certain of our product candidates or in certain geographies for our product candidates depends on our collaboration partners’ willingness and ability to develop and obtain regulatory approvals for and successfully commercialize our out-licensed product candidates or other product candidates using our technology. We have limited control over the amount and timing of resources that our collaboration partners will dedicate to these efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from our existing collaborations absent further development and eventual commercialization of the licensed product candidates or other product candidates using our technology.

We are subject to a number of other risks associated with our dependence on our license agreements and R&D Agreements, including:

•
our collaboration partners may not comply with applicable regulatory requirements with respect to developing or commercializing products under our agreements with them, which could adversely impact development, regulatory approval and eventual commercialization of such products. For example, our collaboration partners’ failure to comply with existing or future laws and regulations related to the management of human genetic resources (including materials and information) in China could lead to government enforcement actions, which could include fines, suspension of related activities and confiscation of related human genetic resources and gains generated from conducting these activities, or breach liability. Compliance or the failure to comply with such laws could increase the costs of, limit and cause significant delay in their clinical studies and research and development activities, which could materially and adversely affect our business and prospects as well;
•
we and our collaboration partners could disagree as to future development plans and our partners may delay initiation of or cease research efforts, preclinical studies or clinical trials;
•
there may be disputes between us and our collaboration partners, including disagreements regarding the terms of the applicable agreement or scope of the license, that may result in the delay of or failure to achieve development, regulatory and commercial objectives that would result in milestone or royalty payments to us, the delay or termination of any future development or commercialization of our product candidates or other product candidates using our technology, and/or costly litigation or arbitration that diverts our management’s attention and resources;
•
our collaboration partners may not provide us with timely and accurate information regarding development progress and activities under the applicable agreement, which could adversely impact our ability to report progress to our investors and otherwise plan our own development activities;

•
business combinations or significant changes in our collaboration partners’ business strategy may adversely affect their ability or willingness to perform their obligations under the applicable agreement; collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•
a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•
our collaboration partners may not properly maintain or defend our licensed intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation;
•
safety and efficacy data generated by our partners may adversely affect our product candidates or the market perception of our product candidates; and
•
the royalties we are eligible to receive from our collaboration partners may be reduced or eliminated based upon their and our ability to maintain or defend our intellectual property rights.

With respect to ARX788 and ARX305, we have licensed development and commercialization rights in China to NovoCodex. We have limited control over NovoCodex’s development, regulatory and commercialization activities with respect to these product candidates in China; however, NovoCodex’s activities in China could have significant consequences to our ability to successfully develop, obtain regulatory approval for and commercialize ARX788 and ARX305 in the U.S. and other territories for which we maintain rights. For example, if NovoCodex experiences a clinical failure or safety issues or receives negative decisions from regulatory authorities in China, it could negatively impact the value and prospects of the product candidate in the territories in which we retain rights. Additionally, although we have not been required to repeat Phase 1 trials to initiate Phase 2 or Phase 3 HER2- positive metastatic breast cancer trials in the U.S., the FDA or comparable foreign regulatory authorities may not interpret the results of the trials being conducted in China by our partner, NovoCodex as we do, and may require additional trials.

Our license agreements and R&D Agreements are subject to early termination, including through the collaboration partner’s right to terminate without cause upon advance notice to us. For example, in June 2021, Agensys, a wholly owned subsidiary of Astellas Pharma, terminated a collaboration agreement with us. Agensys terminated the agreement due to a lack of efficacy demonstrated by ASP-1235, a product candidate discovered through our collaboration. If an agreement is terminated early, we may not be able to find another collaborator for the further development or commercialization of the licensed product candidate or technology in the applicable field or geography on acceptable terms, or at all, and we may otherwise be unable to pursue continued development on our own. To the extent we enter into additional agreements for the development and commercialization of our product candidates, we would likely be similarly dependent on the performance of those third parties and subject to similar risks.

We may not be successful in establishing and maintaining additional R&D Agreements, which could adversely affect our ability to develop and commercialize our product candidates.

We intend to continue evaluating and, as deemed appropriate, enter into additional out-licensing and R&D Agreements, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. Due to our multiple existing license agreements and R&D Agreements, we may find it more difficult to secure additional collaborations for our technologies or product candidates if major biotechnology or pharmaceutical companies would prefer to have exclusive control over development in all geographies or indications within a field. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new R&D Agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates or other product candidates using our technology and reduce their market potential.

We may not realize the benefits of any acquisitions, in-licenses, out-licenses or strategic alliances that we enter into.

We have entered into in-license agreements with multiple licensors and in the future may seek and form our-licenses, strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, we may not be able to realize the benefits of such existing or future acquisitions or in-licenses if we are unable to successfully integrate them into our operations and company culture. Following a strategic transaction or license, we may not achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

Risks Related to Our Industry and Business Operations

Budget constraints have in the past and may in the future force us to delay our efforts to develop certain product candidates in favor of developing others, which prevents us from commercializing all product candidates as quickly as possible.

Because we are a small company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we have been forced to prioritize development activities with the result that we will not be able to fully realize the value of some of our product candidates in a timely manner, as they will be delayed in reaching the market, if at all. For example, in October 2022, we engaged in a strategic reprioritization of our pipeline in an effort to increase our efficiencies. If we are not successful in increasing our efficiency as a result of this strategic reprioritization, our efforts to develop and commercialize our product candidates may be delayed or halted.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and other U.S. and non-U.S. regulators, provide accurate information to the FDA and other U.S. and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. Our product candidates may induce adverse events or SAEs, including but not limited to, death and ocular toxicity. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
impairment of our business reputation;
•
withdrawal of clinical trial participants;
•
costs due to related litigation;

•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
the inability to commercialize our product candidates; and
•
decreased demand for our product candidates, if approved for commercial sale.

We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims, or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Patients with cancer are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. These patients are also currently on or have recently been on multiple other therapies for their cancer or other underlying conditions. During the course of treatment in our clinical trials, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our development efforts, delay our regulatory approval process or limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified directors and managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel.

We conduct substantial operations at our facilities in San Diego. This region is headquarters to many other biologics companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. For example, we have had several leadership and management transitions in 2021 and 2022. The loss of the services of any of our executive officers, key employees and scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We may experience a disruption of our business activities due to senior executive transitions.

Recently hired executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations, business plans, existing personnel and their responsibilities. We may not be able to properly manage such shift in focus, and any changes to our business may not ultimately prove successful.

In addition, we have had several leadership and management transitions in 2021 and 2022. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals. We may not be able to retain the services of any of our current executives or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2023, we had 87 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

•
identify, recruit integrate, maintain and motivate additional qualified personnel;
•
manage our development efforts effectively, including the initiation and conduct of clinical trials for our product candidates, both as monotherapy and in combination with other therapeutics; and
•
improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti- Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. The government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the U.S. federal false claims, including the False Claims Act, which can be enforced through whistleblower actions, and civil monetary penalties laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors may also be liable under the False Claims Act for the direct submission of such claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of such individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•
European and other foreign law equivalents of each of the foregoing laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program.

Since its enactment, there have been and there remain executive, judicial and congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, former President Trump signed several Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation to date, it has enacted laws that modify certain provisions of the ACA such as the Tax Cuts and Jobs Act of 2017 (“TCJA”), which decreased the “individual mandate” to $0. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration, will impact the ACA or our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032, unless Congress takes additional action.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain healthcare facilities. Some of these changes are undergoing legal challenges, and their status is currently in question. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (the “HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Our product candidates are subject to government price controls in certain jurisdictions that may affect our revenue.

There has been heightened governmental scrutiny in the U.S., China, the European Union, Japan and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs. In the U.S., such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congressional leadership and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly enacted legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Outside of the U.S., particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We are subject to stringent and evolving federal, state, local and foreign laws, regulations, rules, contractual obligations, policies, industry standards, and other obligations relating to privacy and data protection laws. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Additionally, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data). Therefore, we and our collaborators and third-party providers may be subject to federal, state, local and foreign data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the U.S., numerous federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) that govern the processing of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information.

Furthermore, California enacted the California Consumer Privacy Act (“CCPA”), which applies to personal information of California consumers, business representatives, and employees, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as the federal and local levels.

While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

An increasing number of foreign data protection laws, regulations, and industry standards, including the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and the EU GDPR and UK GDPR collectively, “GDPR”), and China’s Personal Information Protection Law (“PIPL”) may also apply to health-related and other personal information obtained from individuals outside of the U.S. For example, the EU GDPR, which came into effect on May 25, 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) including health-related data, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. In addition, under the EU GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Cyber Security Law, the Measures for the Management of Scientific Data, Regulation on the Administration of Human Genetic Resources, and PIPL.

In addition, we may be unable to transfer personal data from Europe (including the EEA and UK) and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and we may not be able to satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of EU for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information.

We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel, collaborators, or third-party providers may fail to comply with such obligations, which could negatively impact our business operations. If we or our collaborators and third-party providers fail to comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to, government enforcement actions (which could include investigations, fines, audits, inspections, civil or criminal penalties), private litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, or otherwise failed to comply with data protection laws or other obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our headquarters and main research facility are located in San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

The U.S. and Chinese tax authorities may disagree with our conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

As of December 31, 2022, we held capital resources in our subsidiaries, Shanghai Ambrx Biopharma Company Limited (“Ambrx Shanghai”) and Biolaxy Pharmaceutical Hong Kong Limited. We may decide to repatriate those resources held in such entities, which may include initiating a voluntary liquidation of such entities. In addition, we would need to engage legal and tax specialists to analyze the effects of various structures to the voluntary liquidation and selected a structure that minimized the timeline to completion and maximized the value of the capital resources that could be repatriated in the process. In the event that the U.S. or Chinese tax authorities do not agree with our analysis, we may be subject to a material tax liability and/or fail to realize the expected benefits of such liquidation. In addition, we may incur additional costs associated with defending our position. Such tax liability and increase in costs may have a material adverse effect on our financial results. Further, the process to repatriate such capital resources may be lengthy and timing consuming and may divert management’s attention, the result of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The People’s Republic of China’s (“PRC”) regulations relating to offshore investment activities by PRC residents and enterprises may increase our administrative burden and restrict our overseas and cross-border investment activity. Any failure of our PRC resident and enterprise stockholders to make required applications and filings under such regulations, may limit our ability to distribute profits to such stockholders and expose us to liability under PRC law.

In July 2014, PRC State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“SAFE Circular 37”), which replaces the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Round- tripping Investment via Overseas Special Purpose. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our stockholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles (“SPV”) are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any change of basic information or material events. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment (“SAFE Notice 13”). Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, shall be filed with qualified banks instead of SAFE. Qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We may not be informed of the identities of all of our beneficial owners who are PRC residents, nor can we provide assurance that our beneficial owners will comply with all SAFE registration requirements. All stockholders or beneficial owners of ours who are PRC residents or entities may not have completed any required registration under SAFE Circular 37 and any amendment may not be completed in a timely manner, or at all. The failure or inability of our beneficial owners who are PRC residents to register or amend their foreign exchange registrations pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure or inability of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or Ambrx Shanghai to fines and legal sanctions. Specifically, failure to comply with SAFE registration and amendment requirements described above could result in liability under PRC law for evasion of applicable foreign exchange restrictions. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to Ambrx Shanghai and limit Ambrx Shanghai’s ability to distribute dividends to us. These risks may have a material adverse effect on our business, financial condition and results of operations.

On December 26, 2017, the National Development and Reform Commission (“NDRC”) promulgated the Administrative Measures on Overseas Investments (“NDRC Order No. 11”), which took effect as of March 1, 2018. According to NDRC Order No. 11, non-sensitive overseas investment projects are subject to record-filing requirements with the local branch of the NDRC. On September 6, 2014, the Ministry of Commerce (“MOFCOM”) promulgated the Administrative Measures on Overseas Investments, which took effect as of October 6, 2014. According to this regulation, overseas investments of PRC enterprises that involve non-sensitive countries and regions and non-sensitive industries are subject to record-filing requirements with a local MOFCOM branch. According to the Circular of the State Administration of Foreign Exchange on Issuing the Regulations on Foreign Exchange Administration of the Overseas Direct Investment of Domestic Institutions, which was promulgated by SAFE on July 13, 2009 and took effect on August 1, 2009, PRC enterprises must register for overseas direct investment with a local SAFE branch.

We may not be fully informed of the identities of all our stockholders or beneficial owners who are PRC entities, and all of our stockholders and beneficial owners who are PRC entities may not have completed, or may not complete upon our request, the overseas direct investment procedures under the aforementioned regulations or other related rules in a timely manner, or at all. If they fail to complete such required filings or registrations required by the overseas direct investment regulations, the relevant authorities may order them to suspend or cease the implementation of such investment impose warnings and sanctions on them, require them to make corrections within a specified time, or limit our ability to distribute dividends and proceeds to Ambrx Shanghai and limit Ambrx Shanghai’s ability to distribute dividends to us, which may adversely affect our business, financial condition and results of operations.

Due to the complexity and constantly updating nature of the regulations related to foreign exchange and outbound investment, we may not provide assurances that we have complied or will comply with all applicable foreign exchange and outbound investment related regulations. Under such circumstances, if we decide to acquire a PRC domestic company, we or the owners of such company, as the case may be, may not be able to obtain the necessary approvals or complete the necessary filings and registrations required by the PRC foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

We rely upon a combination of patents, know-how and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, product candidates and their uses, as well as our ability to operate without infringing the proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued, our issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, and the patents issued may be infringed, designed around, invalidated by third parties, or may not effectively prevent others from commercializing competitive technologies, products or product candidates.

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting us or our licensors’ operations, the preparation and prosecution of patent filings performed primarily by our internal team, and/or the increasing financial costs associated with managing a growing patent estate. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, we may not be able to obtain full cooperation from former employees who are listed as inventors on our patents. Although such former employees have assigned their inventions to the company, we may need to periodically consult with such former employees about matters relevant to the inventions disclosed in our patents, and a lack of cooperation from these former employees may not allow us to obtain the broadest possible patent protection for our inventions.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. The claims in our pending patent applications directed to composition of matter of our product candidates may not be considered patentable by the U.S. Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries, and the claims in any of our issued patents may not be considered valid and enforceable by courts in the U.S. or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The patent position of biologics companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa.

The patent application process is subject to numerous risks and uncertainties, and we or our potential future collaborators may not be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we may not have been the first to make the inventions claimed in our patents or pending patent applications, or the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the U.S. and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review proceedings, oppositions, derivations, reexaminations, or inter partes review (“IPR”) proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. Additionally, if there was relevant “prior art” with respect to our patent applications that was not disclosed to the USPTO, our granted patents could be limited or found invalid. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know-how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially viable terms, then we may not be able to launch our product. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other confidential proprietary information may nevertheless be disclosed or competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, and this scenario could materially adversely affect our business, financial condition and results of operations.

Patent rights relating to inventions described and claimed in our pending patent applications may not issue and patents based on our patent applications may be challenged and rendered invalid and/or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and we or our potential future collaborators may not be successful in protecting our product candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

•
if and when patents may issue based on our patent applications;
•
the scope of protection of any patent issuing based on our patent applications;
•
whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•
whether or not third parties will find ways to invalidate or circumvent our patent rights, including designing around our patents;
•
whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the U.S. or in other foreign countries.

The claims in our pending patent applications directed to our product candidates and/or technologies may not be considered patentable by the USPTO or by patent offices in foreign countries. The USPTO may determine that our patents or patent applications are invalid for obviousness. Such patent applications may not issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, the claims in our issued patents may not be considered valid by courts in the U.S. or foreign countries.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed by designing around features of our product candidates;
•
we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•
we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that noncompliance with the USPTO and foreign governmental patent agencies requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•
it is possible that our pending patent applications will not lead to issued patents;

•
issued patents that we own or have exclusively licensed may be revoked, modified, or held invalid or unenforceable, as a result of legal challenges by our competitors or our licensors’ competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that directed to our product candidates or uses thereof in the U.S. or in other foreign countries;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
•
countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;
•
the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•
if enforced, a court may not hold that our patents are valid, enforceable and infringed;
•
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property;
•
we may fail to adequately protect and police our trademarks and trade secrets; and
•
the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these or similar events occur, they could significantly harm our business, results of operations and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

Our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, may not have been complete or thorough, and we may not have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We are currently party to an in-license agreement under which we were granted rights to manufacture certain components of our product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including payment obligations for achievement of certain milestones on product sales. For example, with respect to our ReCODE platform, we have an exclusive license agreement with TSRI that includes certain obligations. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may experience significant delays, difficulties, and costs in developing new cell lines and identifying an alternative source to manufacture components of our candidate products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

Licensing of intellectual property involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the ownership of inventions and know-how resulting from the creation or use of intellectual property by us alone or with our licensors and partners;
•
the scope and duration of our payment obligations; and
•
the priority of invention of patented technology.

If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described herein. If we or our licensor fail to adequately protect this intellectual property, our ability to develop, manufacture, or commercialize products could suffer.

In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research programs or product candidates and our business, financial condition, results of operations and prospects could suffer.

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

We currently own intellectual property directed to our product candidates and other proprietary technologies. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third- party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

Moreover, some of our owned and in-licensed patents or patent applications or future patents are or may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects. If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We may develop product candidates and other proprietary technologies that infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We believe that the relevant claims of these third-party patents are likely invalid or unenforceable, and we may choose to challenge those patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Proving invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and a court of competent jurisdiction may not invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-partes re-exam, IPR or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Organisation (“EPO”) or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-effective basis, any of which could materially harm our business. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the trading price of our securities. Moreover, we may not have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates or enter into development partnerships that would help us bring our product candidates to market.

Further, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any such lawsuits that we initiate and the damages and other remedies awarded, if any, may not be commercially meaningful.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our intellectual property rights throughout the world.

As is the case with other biologics companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biologics industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents.

Patent protection is available on a national or regional level. Filing, prosecuting and defending patents throughout the world and on all of our product candidates would be prohibitively expensive. As such, our intellectual property rights outside the U.S. may not extend to all other possible countries outside the U.S. and we may not be able to prevent third parties from practicing our inventions in countries outside the U.S. where we do not have patent protection, or from selling in and importing products into other jurisdictions made using our inventions in such countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products or technology and may export otherwise infringing products or technology to territories where we have patent protection, but enforcement rights are not as strong as those in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including India, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties at nominal or no consideration. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government agencies or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, in Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary effect, or a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is little to no precedent for the court, increasing the uncertainty of any litigation. Patents granted before implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, IPR, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we or our licensors may not be the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We may not have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Our trade secrets and other confidential proprietary information may be disclosed, or competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. We currently have and may in the future enter into more contract research and manufacturing relationships with organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. If our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information, and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in- licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. In the U.S., if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the U.S., the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a U.S. patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (“PTE”) based on regulatory delay may be available in the U.S. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Furthermore, our patents covering certain components of our product candidates may expire prior to the commercialization of our product candidates or soon thereafter. As a result, third parties may be able to utilize these components of our products after expiration of these patents. For example, our initial non-natural pAF amino acid patent estate expires in 2025. However, our subsequent patent families, which cover our product candidates as ADCs or immuno oncology conjugates, and which also incorporate the non-natural pAF amino acid, expire between 2032 and 2039.

If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our product candidate in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to Our Securities and Our Status as a Public Company

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had U.S. federal, state and foreign net operating loss carryforwards of approximately $103.5 million, $136.2 million, and $13.7 million, respectively, which will begin to expire in 2025, 2028 and 2023, respectively, unless previously utilized. Additionally, as of December 31, 2022, we also had U.S. federal and foreign net operating loss carryforwards of approximately $107.1 million and $1.7 million, respectively, which can be carried forward indefinitely. As of December 31, 2022, we also had U.S. federal R&D tax credit carryforwards of approximately $12.3 million which will begin to expire in 2024 unless previously utilized. As of December 31, 2022, the Company had state tax credit carryforwards of approximately $8.9 million, which can be carried forward indefinitely.

It is possible that some of these net operating losses and other tax attributes may expire prior to our generating sufficient taxable income to use them. Under current law, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but for tax years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited to 80% of taxable income. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and also may experience ownership changes in the future as a result of future shifts in our share ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.

In addition, for state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax law may adversely affect us or our stockholders.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. The tax treatment of our company is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organisation for Economic Co-operation and Development’s, Base Erosion and Profit Shifting, Project, (including “BEPS 2.0”), including the imposition of a global minimum tax for multinational companies of 15 percent, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, all of which may have retroactive application and could adversely affect our business operations and financial performance. For example, the TCJA, the Coronavirus Aid, Relief, and Economic Security Act of 2020 and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. In addition, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and subsequently amortized, which may have an adverse effect on our cash flow. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the U.S. Further guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, the Inflation Reduction Act of 2022 includes a minimum tax equal to 15 percent of the adjusted financial statement income of certain corporations, as well as a one percent excise tax on share buybacks. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, and it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our investors’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties and, such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly, and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

We have incurred costs and will continue to incur costs as a result of operating as a publicly traded company in the U.S., and our management has been and will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and Nasdaq, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In addition, the rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure create uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. Furthermore, these rules and regulations require us to incur legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. Once we cease to be an emerging growth company (“EGC”) we will not be entitled to the exemptions provided in the U.S. Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). After we are no longer an EGC, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in the future and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an EGC, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. Moreover, we cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

We are an EGC and as a result of the reduced disclosure and governance requirements applicable to EGCs, our securities may be less attractive to investors.

We are an EGC as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an EGC. We could be an EGC until December 31, 2026, although circumstances could cause us to lose that status earlier, including if the aggregate market value of securities, held by non-affiliates exceeds $700 million as of the end of our second fiscal quarter before that time, in which case we would no longer be an EGC as of the following December 31st (the last day of our fiscal year). Investors may find our securities less attractive because we may rely on these exemptions. If some investors do find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

A small number of investors together beneficially own a significant amount of our common stock. As a result, these stockholders, acting together, will have significant influence over matters that require approval by our stockholders, including matters such as adoption of stockholder proposals, declarations of dividends, the appointment and dismissal of directors, certain amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and approval of significant corporate transactions. Actions by such significant stockholders might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control or merger of our company that other stockholders may view as beneficial. As a result, the concentration of our share ownership with insiders will likely limit your ability to influence any corporate matters.

General Risk Factors

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

We operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

We have implemented an internal system to combine and streamline the management of our financial, accounting, human resources and other functions. Any disruptions or difficulties in using such system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the Securities and Exchange Commission or other regulatory authorities.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the U.S. are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported.

We have invested resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities.

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition and the trading price of our securities.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. This is as a result of a number of factors, including the COVID-19 pandemic (and actions taken to slow its spread), the ongoing conflict between Ukraine and Russia and the ongoing conflict between Israel and Hamas. Further deterioration in credit and financial markets and confidence in economic conditions may occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of these events could have a material and negative impact on the trading price of our securities.

If equity research analysts do not publish research or reports, cease publishing research reports, or publish unfavorable research or reports, about us, our business or our market, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that equity research analysts publish about us and our business. Certain equity research analysts may never provide research coverage of our securities and such lack of research coverage may adversely affect the market price of our securities. With respect to equity research analysts that do cover our securities, we do not have any control over the analysts or the content and opinions included in their reports. The price of our securities could decline if one or more equity research analysts downgrade our securities or issue other unfavorable commentary or research about us. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which in turn could cause the trading price or trading volume of our securities to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operation (including related to our product candidate development programs); reputational harm; loss of revenue or profits; and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we process confidential information (including, but not limited to, intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Our internal information technology systems and those of our third-party CROs and other contractors and consultants, as well as our confidential information, are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, supply-chain attacks, software bugs, credential harvesting, and other threats confidential information), which may compromise the confidentiality, integrity and availability of our confidential information. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and our third-party CROs and other contractors and consultants may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use global conflict, such as the going conflict between Ukraine and Russia to their advantage. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors and other third parties who process our confidential information. We rely on these third parties to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security- related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential information.

Our data protection efforts and our investment in information technology may not prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature.

Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. For example, if a security breach or other event were to occur and cause interruptions in our operations or the confidentiality, integrity and availability of our confidential information, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, which could result in financial, legal, business, and reputational harm to us. For example, any such event could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, subject us to government enforcement actions or litigation, expose us to negative publicity, and otherwise subject us to liability under relevant laws and regulations, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

Our contracts may not contain limitations of liability, and even where they do, the limitations of liability in our contracts may not be sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, such coverage may not continue to be available on commercially reasonable terms or at all, and such coverage may not pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our headquarters and main research facility are located in San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”) prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research and development. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Provisions in our organizational documents under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove the Company’s current management.

Provisions in our organizational documents may discourage, delay or prevent a merger, acquisition or other change in control of the Company that certain stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our Common Stock, thereby depressing the market price of our Common Stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove the Company’s current management by making it more difficult for stockholders to replace members of the board of directors of the Company (the “Board”).

As the Board is responsible for appointing the members of its management team, these provisions could in turn affect any attempt by our stockholders to replace current members of the Company’s management team. These provisions provide, among other things, that:

•
the Board has the exclusive right to expand the size of the Board and to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;
•
a special meeting of stockholders may be called only by the chairperson of the Board, its chief executive officer (or president, in the absence of a chief executive officer), or a majority of the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
Our Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the Board may alter certain provisions of our Bylaws without obtaining stockholder approval;
•
stockholders must provide advance notice and additional disclosures to nominate individuals for election to the Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of its shares;
•
the Board is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
Our organizational documents provide for a staggered term for the Board with directors initially divided into three classes; and
•
Our organizational documents adopt a threshold of at least 80% of stockholders who are entitled to vote to amend, alter, change or repeal or to adopt any provision inconsistent with certain provisions of our organizational documents.

As a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 prevents some stockholders holding more than 15% of the Company’s voting stock from engaging in certain business combinations with the Company unless the business combination or the transaction that resulted in the stockholder becoming a 15% or greater holder was (i) approved in advance by the Board, (ii) results in the stockholder holding more than 85% of its voting stock (subject to certain restrictions), or (iii) is approved at an annual or special meeting of stockholders by the holders of at least 66 2/3% of its voting stock not held by the stockholder engaging in the transaction. Any provision of our Certificate of Incorporation, our Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for its stockholders to receive a premium for their Common Stock and affect the price that some investors are willing to pay for our Common Stock.

Our Bylaws provide that the Court of Chancery of the State of Delaware (the “Court of Chancery”) is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Bylaws provide that the Court of Chancery (or, if the Court of Chancery does not have jurisdiction, another state or federal court located within the State of Delaware) is the exclusive forum, to the fullest extent permitted by law, for (A) any derivative action or proceeding brought on behalf of the Company, (B) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of the Company’s current or former directors, officers, stockholders, employees or agents to the Company or its stockholders, (C) any action asserting a claim against the Company or any current or former director, officer or other employee of the Company arising out of, or pursuant to any provision of the DGCL, the Certificate of Incorporation or the Bylaws; or (D) any action asserting a claim governed by the internal affairs doctrine; except, in each case, (i) any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court, (ii) which is vested in the exclusive jurisdiction of a court or forum other than such court, or (iii) for which such court does not have subject matter jurisdiction, in all cases subject to the courts having jurisdiction over indispensable parties named as defendants. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. For example, stockholders who bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to its stockholders.

This exclusive forum provision would not apply to suits brought to enforce a duty or liability vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, such as those created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, the Bylaws provide that the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision. The Bylaws further provides that any person or entity holding, owning or otherwise acquiring any interest in any Ambrx securities shall be deemed to have notice of and to have consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, or other employees and this limitation may have the effect of discouraging lawsuits or make the Company’s securities less attractive to investors. Further, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against the Company, its directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, the Company would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and the Company cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our Bylaws to be inapplicable or unenforceable in an action, it may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm the Company’s business.

Claims for indemnification by the Company’s directors and officers may reduce its available funds to satisfy successful third-party claims against the Company and may reduce the amount of money available to us.

Our organizational documents provide that the Company will indemnify its directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to the Certificate of Incorporation, its directors will not be liable to the Company or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his, her or their duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) pursuant to Section 174 of the DGCL, which provides for liability of directors and officers for unlawful payments of dividends of unlawful stock purchase or redemptions, or (iv) for any transaction from which the director and officers derived an improper personal benefit. The Bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by its directors and officers may reduce its available funds to satisfy successful third-party claims against the Company and may reduce the amount of money available to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

On July 6, 2023, the Company issued an aggregate of 40,000 ordinary shares, as converted to reflect the exchange ratio effectuated in the Merger, to a service provider in exchange for services. The Company issued the ordinary shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 11, 2023, by and among New Ambrx Biopharma Inc., Ambrx Merger Sub Inc. and Ambrx Biopharma Inc..	S-4/A	333-274230	2.1	September 12, 2023
2.2	Form of Cayman Plan of Merger, by and between Ambrx Biopharma Inc. and Ambrx Merger Sub.	S-4/A	333-274230	2.2	September 12, 2023
3.1	Amended and Restated Certificate of Incorporation of Ambrx Biopharma, Inc., a Delaware Corporation.	8-K	000-56600	3.1	October 12, 2023
3.2	Amended and Restated Bylaws of Ambrx Biopharma, Inc., a Delaware Corporation.	8-K	000-56600	3.2	October 12, 2023
4.1	Description of the Registrant’s Securities.	8-K	000-56600	4.1	October 12, 2023
4.2	Deposit Agreement between the Registrant and JP Morgan Chase Bank, N.A., as depositary and holders and beneficial owners of the American Depositary Shares.	S-8	333-257264	4.4	June 22, 2021
4.3	Form of American Depositary Receipt (included in Exhibit 4.1).	F-1	333-256639	4.3	May 28, 2021
4.6	Shareholders Agreement, dated November 6, 2020, by and among the Registrant and the investors named therein.	F-1	333-256639	4.4	May 28, 2021
10.1†	Amended and Restated Executive Employment Agreement, by and between Ambrx, Inc. and Daniel J. O’Connor.	8-K	000-56600	10.1	October 12, 2023
10.2†	Amended and Restated Executive Employment Agreement, by and between Ambrx, Inc. and Sonja Nelson.	8-K	000-56600	10.2	October 12, 2023
10.3†*	Amended and Restated Executive Employment Agreement, by and between Ambrx, Inc. and Andrew Aromando.
10.4†*	Ambrx Biopharma, Inc. Amended and Restated 2021 Employee Share Purchase Plan.
10.5†*	Ambrx Biopharma, Inc. Amended and Restated 2021 Equity Incentive Plan.
10.6†*	Ambrx Biopharma, Inc. Second Amended and Restated 2016 Equity Incentive Plan.
10.7†*	Ambrx Biopharma, Inc. Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

# The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10‑Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBRX BIOPHARMA, INC.

Date: November 13, 2023	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)